Form 10-Q
period 2024-06-30
FIRST OF LONG ISLAND CORP
filed 2024-08-01
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Broadhollow Road, Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

As of July 31, 2024, the registrant had 22,531,272 shares of common stock, $0.10 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(dollars in thousands)	2024	2023
Assets:
Cash and cash equivalents	$67,289	$60,887
Investment securities available-for-sale, at fair value	657,989	695,877

Loans:
Commercial and industrial	150,587	116,163
Secured by real estate:
Commercial mortgages	1,936,691	1,919,714
Residential mortgages	1,122,866	1,166,887
Home equity lines	39,665	44,070
Consumer and other	1,330	1,230
	3,251,139	3,248,064
Allowance for credit losses	(28,484)	(28,992)
	3,222,655	3,219,072
Restricted stock, at cost	27,530	32,659
Bank premises and equipment, net	30,687	31,414
Right-of-use asset - operating leases	21,270	22,588
Bank-owned life insurance	115,317	114,045
Pension plan assets, net	10,527	10,740
Deferred income tax benefit	31,628	28,996
Other assets	24,432	19,622
	$4,209,324	$4,235,900
Liabilities:
Deposits:
Checking	$1,123,244	$1,133,184
Savings, NOW and money market	1,628,078	1,546,369
Time	612,119	591,433
	3,363,441	3,270,986
Overnight advances	—	70,000
Other borrowings	430,000	472,500
Operating lease liability	23,553	24,940
Accrued expenses and other liabilities	16,134	17,328
	3,833,128	3,855,754
Stockholders' Equity:
Common stock, par value $0.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 22,517,881 and 22,590,942 shares	2,252	2,259
Surplus	78,537	79,728
Retained earnings	355,674	355,887
	436,463	437,874
Accumulated other comprehensive loss, net of tax	(60,267)	(57,728)
	376,196	380,146
	$4,209,324	$4,235,900

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Interest and dividend income:
Loans	$67,653	$61,888	$34,110	$31,483
Investment securities:
Taxable	14,472	9,283	7,479	5,614
Nontaxable	1,917	2,972	957	1,027
	84,042	74,143	42,546	38,124
Interest expense:
Savings, NOW and money market deposits	21,520	13,386	11,437	7,611
Time deposits	14,036	7,301	7,059	4,232
Overnight advances	267	546	4	438
Other borrowings	11,627	7,435	5,615	4,002
	47,450	28,668	24,115	16,283
Net interest income	36,592	45,475	18,431	21,841
Provision (credit) for credit losses	570	(1,056)	570	—
Net interest income after provision (credit) for credit losses	36,022	46,531	17,861	21,841

Noninterest income:
Bank-owned life insurance	1,697	1,574	857	794
Service charges on deposit accounts	1,701	1,540	821	753
Net loss on sales of securities	—	(3,489)	—	—
Other	2,240	2,070	1,186	1,135
	5,638	1,695	2,864	2,682
Noninterest expense:
Salaries and employee benefits	19,474	19,619	9,500	9,854
Occupancy and equipment	6,324	6,721	3,110	3,396
Other	6,257	6,748	3,239	3,267
	32,055	33,088	15,849	16,517
Income before income taxes	9,605	15,138	4,876	8,006

Income tax expense	372	1,758	78	1,107
Net income	$9,233	$13,380	$4,798	$6,899

Weighted average:
Common shares	22,515,464	22,522,663	22,510,359	22,551,568
Dilutive restricted stock units	62,161	59,910	50,494	33,309
	22,577,625	22,582,573	22,560,853	22,584,877
Earnings per share:
Basic	$0.41	$0.59	$0.21	$0.31
Diluted	0.41	0.59	0.21	0.31

Cash dividends declared per share	0.42	0.42	0.21	0.21

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Net income	$9,233	$13,380	$4,798	$6,899
Other comprehensive loss:
Change in net unrealized holding losses on available-for-sale securities	(3,931)	(5,197)	(2,142)	(10,617)
Change in funded status of pension plan	400	509	200	255
Other comprehensive loss before income taxes	(3,531)	(4,688)	(1,942)	(10,362)
Income tax benefit	(992)	(1,357)	(595)	(3,182)
Other comprehensive loss	(2,539)	(3,331)	(1,347)	(7,180)
Comprehensive income (loss)	$6,694	$10,049	$3,451	$(281)

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Six Months Ended June 30, 2024
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2024	22,590,942	$2,259	$79,728	$355,887	$(57,728)	$380,146
Net income				4,435		4,435
Other comprehensive loss					(1,192)	(1,192)
Repurchase of common stock	(167,526)	(17)	(2,003)			(2,020)
Shares withheld upon the vesting and conversion of RSUs	(19,530)	(2)	(250)			(252)
Common stock issued under stock compensation plans	46,926	5	9			14
Common stock issued under dividend reinvestment and stock purchase plan	27,116	3	305			308
Stock-based compensation			401			401
Cash dividends declared				(4,717)		(4,717)
Balance, March 31, 2024	22,477,928	2,248	78,190	355,605	(58,920)	377,123
Net income				4,798		4,798
Other comprehensive loss					(1,347)	(1,347)
Shares withheld upon the vesting and conversion of RSUs	(513)		(5)			(5)
Common stock issued under stock compensation plans	40,466	4	12			16
Stock-based compensation			340			340
Cash dividends declared				(4,729)		(4,729)
Balance, June 30, 2024	22,517,881	$2,252	$78,537	$355,674	$(60,267)	$376,196

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Six Months Ended June 30, 2023
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2023	22,443,380	$2,244	$78,462	$348,597	$(64,767)	$364,536
Net income				6,481		6,481
Other comprehensive income					3,849	3,849
Shares withheld upon the vesting and conversion of RSUs	(47,275)	(5)	(846)			(851)
Common stock issued under stock compensation plans	103,015	11	6			17
Common stock issued under dividend reinvestment and stock purchase plan	32,665	3	500			503
Stock-based compensation			499			499
Cash dividends declared				(4,727)		(4,727)
Balance, March 31, 2023	22,531,785	2,253	78,621	350,351	(60,918)	370,307
Net income				6,899		6,899
Other comprehensive loss					(7,180)	(7,180)
Shares withheld upon the vesting and conversion of RSUs	(623)		(7)			(7)
Common stock issued under stock compensation plans	25,834	3	12			15
Stock-based compensation			638			638
Cash dividends declared				(4,738)		(4,738)
Balance, June 30, 2023	22,556,996	$2,256	$79,264	$352,512	$(68,098)	$365,934

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash Flows From Operating Activities:
Net income	$9,233	$13,380
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	570	(1,056)
Credit provision for deferred income taxes	(1,640)	(237)
Depreciation and amortization of premises and equipment	1,558	1,524
Amortization of right-of-use asset - operating leases	1,318	1,337
Premium amortization on investment securities, net	1,200	939
Net loss on sales of securities	—	3,489
Stock-based compensation expense	741	1,137
Accretion of cash surrender value on bank-owned life insurance	(1,697)	(1,574)
Pension expense	613	746
Decrease in other liabilities	(2,566)	(2,876)
Other increases in assets	(5,315)	(2,917)
Net cash provided by operating activities	4,015	13,892
Cash Flows From Investing Activities:
Available-for-sale securities:
Proceeds from sales	—	145,451
Proceeds from maturities and redemptions	35,125	23,275
Purchases	(2,368)	(171,122)
Net (increase) decrease in loans	(4,153)	41,051
Net decrease in restricted stock	5,129	983
Purchases of premises and equipment, net	(831)	(2,246)
Proceeds from disposition of premises and fixed assets	383	2,291
Proceeds from death benefit of bank-owned life insurance	576	—
Net cash provided by investing activities	33,861	39,683
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	92,455	(11,919)
Net decrease in overnight advances	(70,000)	—
Proceeds from other borrowings	100,000	125,000
Repayment of other borrowings	(142,500)	(153,500)
Proceeds from issuance of common stock, net of shares withheld	52	(355)
Repurchase of common stock	(2,020)	—
Cash dividends paid	(9,461)	(9,441)
Net cash used in financing activities	(31,474)	(50,215)
Net increase in cash and cash equivalents	6,402	3,360
Cash and cash equivalents, beginning of year	60,887	74,178
Cash and cash equivalents, end of period	$67,289	$77,538
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$47,756	$27,279
Income taxes	2,801	2,570
Operating cash flows from operating leases	1,761	1,301
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	—	1,057
Cash dividends payable	4,729	4,738

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

The consolidated financial information included herein as of and for the periods ended June 30, 2024 and 2023 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2023 consolidated balance sheet was derived from the Corporation's  December 31, 2023 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

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

2 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income (loss) (“OCI”). OCI includes revenues, expenses, gains and losses that under GAAP are included in comprehensive income but excluded from net income. OCI for the Corporation consists of unrealized holding gains or losses on available-for-sale (“AFS”) securities and changes in the funded status of the Bank’s defined benefit pension plan, all net of related income taxes. Accumulated OCI is recognized as a separate component of stockholders’ equity.

The following table sets forth the components of accumulated OCI, net of tax.

		Current
	Balance	Period	Balance
(in thousands)	12/31/2023	Change	6/30/2024
Unrealized holding loss on available-for-sale securities	$(49,809)	$(2,816)	$(52,625)
Unrealized actuarial loss on pension plan	(7,919)	277	(7,642)
Accumulated other comprehensive loss, net of tax	$(57,728)	$(2,539)	$(60,267)

The components of OCI and the related tax effects are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Change in net unrealized holding gains or losses on available-for-sale securities:
Change arising during the period	$(3,931)	$(8,686)	$(2,142)	$(10,617)
Reclassification adjustment for losses included in net income (1)	—	3,489	—	—
	(3,931)	(5,197)	(2,142)	(10,617)
Tax effect	(1,115)	(1,513)	(656)	(3,260)
	(2,816)	(3,684)	(1,486)	(7,357)
Change in funded status of pension plan:
Amortization of net actuarial loss included in pension expense (2)	400	509	200	255
Tax effect	123	156	61	78
	277	353	139	177
Other comprehensive loss	$(2,539)	$(3,331)	$(1,347)	$(7,180)

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

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s AFS investment securities at the dates indicated.

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
State and municipals	$152,412	$17	$(16,790)	$135,639
Pass-through mortgage securities	161,479	7	(29,219)	132,267
Collateralized mortgage obligations	186,665	504	(22,238)	164,931
SBA agency obligations	114,243	324	(918)	113,649
Corporate bonds	119,000	—	(7,497)	111,503
	$733,799	$852	$(76,662)	$657,989

	December 31, 2023
State and municipals	$155,294	$317	$(11,990)	$143,621
Pass-through mortgage securities	165,734	—	(27,131)	138,603
Collateralized mortgage obligations	201,500	1,836	(21,074)	182,262
SBA agency obligations	126,228	331	(1,083)	125,476
Corporate bonds	119,000	—	(13,085)	105,915
	$767,756	$2,484	$(74,363)	$695,877

Small Business Administration (“SBA”) agency obligations are floating rate, government guaranteed securities backed by $87.7 million of commercial mortgages and $25.9 million of equipment finance loans at June 30, 2024.

At June 30, 2024 and December 31, 2023, investment securities with a carrying value of $301.3 million and $203.9 million, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at June 30, 2024 and December 31, 2023.

There was no allowance for credit losses associated with the investment securities portfolio at June 30, 2024 or December 31, 2023.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses at the dates indicated presented by the length of time the securities have been in a continuous unrealized loss position.

	June 30, 2024
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$12,524	$(230)	$117,327	$(16,560)	$129,851	$(16,790)
Pass-through mortgage securities	2,717	(45)	128,329	(29,174)	131,046	(29,219)
Collateralized mortgage obligations	18,960	(150)	96,790	(22,088)	115,750	(22,238)
SBA agency obligations	—	—	92,615	(918)	92,615	(918)
Corporate bonds	—	—	111,503	(7,497)	111,503	(7,497)
Total temporarily impaired	$34,201	$(425)	$546,564	$(76,237)	$580,765	$(76,662)

	December 31, 2023
State and municipals	$29,522	$(719)	$95,725	$(11,271)	$125,247	$(11,990)
Pass-through mortgage securities	2,361	(1)	134,558	(27,130)	136,919	(27,131)
Collateralized mortgage obligations	—	—	102,528	(21,074)	102,528	(21,074)
SBA agency obligations	98,879	(1,083)	—	—	98,879	(1,083)
Corporate bonds	—	—	105,915	(13,085)	105,915	(13,085)
Total temporarily impaired	$130,762	$(1,803)	$438,726	$(72,560)	$569,488	$(74,363)

State and Municipals

At June 30, 2024, approximately $129.9 million of state and municipal bonds had an unrealized loss of $16.8 million. Substantially all the state and municipal bonds are considered high investment grade and rated Aa2/AA- or higher. The unrealized loss is attributable to changes in interest rates and illiquidity and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank has the ability to hold these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Pass-through Mortgage Securities

At June 30, 2024, pass-through mortgage securities of approximately $131.0 million had an unrealized loss of $29.2 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank has the ability to hold these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Collateralized Mortgage Obligations

At June 30, 2024, collateralized mortgage obligations of approximately $115.8 million had an unrealized loss of $22.2 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank has the ability to hold these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

SBA Agency Obligations

At June 30, 2024, SBA agency obligations of approximately $92.6 million had an unrealized loss of $918,000. These securities were issued by the SBA, a U.S. government agency and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuer continues to make timely principal and interest payments on the bonds. The Bank has the ability to hold these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Corporate Bonds

At June 30, 2024, approximately $111.5 million of corporate bonds had an unrealized loss of $7.5 million. The corporate bonds represent senior unsecured debt obligations of six of the largest U.S. based financial institutions, including JPMorgan Chase, Bank of America, Citigroup, Goldman Sachs, Morgan Stanley and Wells Fargo. Each of the corporate bonds has a stated maturity of ten years and matures in 2028. The bonds reprice quarterly based on the ten year constant maturity swap rate.

Each of the financial institutions is considered upper medium investment grade and rated A3 or higher. The unrealized loss is attributable to changes in credit spreads and interest rates and the illiquid nature of the securities. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Each of these financial institutions has diversified revenue streams, is well capitalized and continues to make timely interest payments. Management evaluates the quarterly financial statements of each company to determine if full payment of principal and interest is in doubt and does not believe there is any impairment at June 30, 2024.

Sales of AFS Securities. Sales of AFS securities were as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Proceeds	$—	$145,451	$—	$—

Gains	$—	$—	$—	$—
Losses	—	(3,489)	—	—
Net loss	$—	$(3,489)	$—	$—

Income tax benefit related to the net realized losses for the six months ended June 30, 2023 was $1.1 million and is included in the consolidated statements of income in the line item “Income tax expense.”

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities and corporate bonds at June 30, 2024 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage and asset-backed securities, consisting of pass-through mortgage securities, collateralized mortgage obligations and SBA agency obligations. Although these securities are expected to have substantial periodic repayments, they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Within one year	$1,077	$1,076
After 1 through 5 years	135,740	127,180
After 5 through 10 years	36,864	33,266
After 10 years	97,731	85,620
Mortgage and asset-backed securities	462,387	410,847
	$733,799	$657,989

4 - LOANS

The following table sets forth the loans outstanding by class of loans at the dates indicated.

(in thousands)	June 30, 2024	December 31, 2023
Commercial and industrial	$150,587	$116,163
Commercial mortgages:
Multifamily	868,286	857,163
Other	819,682	829,090
Owner-occupied	248,723	233,461
Residential mortgages:
Closed end	1,122,866	1,166,887
Revolving home equity	39,665	44,070
Consumer and other	1,330	1,230
	$3,251,139	$3,248,064

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

Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current and forecasted conditions. In doing so, management considers a variety of general qualitative and quantitative factors (“Q-factors”) and then subjectively determines the weight to assign to each in estimating losses. Qualitative characteristics include differences in underwriting standards, policies, lending staff and environmental risks. Management also considers whether further adjustments to historical loss information are needed to reflect the extent to which current conditions and reasonable and supportable forecasts over a one year to two year forecasting horizon differ from the conditions that existed during the historical loss period. These quantitative adjustments reflect changes to relevant data such as changes in unemployment rates, gross domestic product (“GDP”), vacancies, average growth in pools of loans, rent regulation status, delinquencies or other factors associated with the financial assets. The immediate reversion method is applied for periods beyond the forecasting horizon. The Bank’s ACL allocable to pools of loans that are collectively evaluated for credit loss results primarily from these qualitative and quantitative adjustments to historical loss experience. Because of the nature of the Q-factors and the degree of judgement involved in assessing their impact, management’s resulting estimate of losses may not accurately reflect current and future losses in the portfolio.

Growth in commercial mortgages and commercial and industrial loans, allowances on individually evaluated loans and chargeoffs were the main drivers of the provision recorded in the first six months of 2024, partially offset by declines in historical loss rates and a deterioration in current and forecasted economic conditions, including adjustments for rent stabilization status of multifamily properties.

The following tables present the activity in the ACL for the periods indicated.

	Balance at			Provision (Credit) for	Balance at
(in thousands)	1/1/2024	Chargeoffs	Recoveries	Credit Losses	6/30/2024
Commercial and industrial	$2,030	$(915)	$37	$488	$1,640
Commercial mortgages:
Multifamily	6,817	(168)	—	1,332	7,981
Other	7,850	—	—	(238)	7,612
Owner-occupied	3,104	—	—	(62)	3,042
Residential mortgages:
Closed end	8,838	—	—	(939)	7,899
Revolving home equity	339	—	—	(47)	292
Consumer and other	14	(32)	—	36	18
	$28,992	$(1,115)	$37	$570	$28,484

	Balance at			Provision (Credit) for	Balance at
(in thousands)	4/1/2024	Chargeoffs	Recoveries	Credit Losses	6/30/2024
Commercial and industrial	$1,375	$(251)	$30	$486	$1,640
Commercial mortgages:
Multifamily	8,114	(168)	—	35	7,981
Other	7,539	—	—	73	7,612
Owner-occupied	3,002	—	—	40	3,042
Residential mortgages:
Closed end	7,981	—	—	(82)	7,899
Revolving home equity	309	—	—	(17)	292
Consumer and other	15	(32)	—	35	18
	$28,335	$(451)	$30	$570	$28,484

	Balance at			Provision (Credit) for	Balance at
(in thousands)	1/1/2023	Chargeoffs	Recoveries	Credit Losses	6/30/2023
Commercial and industrial	$1,543	$(320)	$33	$227	$1,483
Commercial mortgages:
Multifamily	8,430	—	—	(1,132)	7,298
Other	7,425	—	—	597	8,022
Owner-occupied	3,024	—	—	137	3,161
Residential mortgages:
Closed end	10,633	(122)	—	(892)	9,619
Revolving home equity	362	—	—	7	369
Consumer and other	15	—	—	—	15
	$31,432	$(442)	$33	$(1,056)	$29,967

	Balance at			Provision (Credit) for	Balance at
(in thousands)	4/1/2023	Chargeoffs	Recoveries	Credit Losses	6/30/2023
Commercial and industrial	$1,390	$(138)	$18	$213	$1,483
Commercial mortgages:
Multifamily	7,472	—	—	(174)	7,298
Other	7,613	—	—	409	8,022
Owner-occupied	3,117	—	—	44	3,161
Residential mortgages:	—
Closed end	10,226	(122)	—	(485)	9,619
Revolving home equity	377	—	—	(8)	369
Consumer and other	14	—	—	1	15
	$30,209	$(260)	$18	$—	$29,967

Aging of Loans. The following tables present the aging of loans past due and loans on nonaccrual status by class of loans.

	June 30, 2024
	Past Due			Nonaccrual
(in thousands)	30-59 Days	60-89 Days	90 Days or More and Still Accruing	With an Allowance for Credit Loss	With No Allowance for Credit Loss	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
Commercial and industrial	$60	$—	$—	$—	$—	$60	$150,527	$150,587
Commercial mortgages:
Multifamily	—	—	—	1,200	—	1,200	867,086	868,286
Other	—	—	—	—	—	—	819,682	819,682
Owner-occupied	106	—	—	—	—	106	248,617	248,723
Residential mortgages:
Closed end	776	—	—	—	1,170	1,946	1,120,920	1,122,866
Revolving home equity	—	—	—	—	—	—	39,665	39,665
Consumer and other	—	—	—	—	—	—	1,330	1,330
	$942	$—	$—	$1,200	$1,170	$3,312	$3,247,827	$3,251,139

	December 31, 2023
Commercial and industrial	$73	$—	$—	$722	$—	$795	$115,368	$116,163
Commercial mortgages:				—
Multifamily	—	—	—	—	—	—	857,163	857,163
Other	1,624	—	—	—	—	1,624	827,466	829,090
Owner-occupied	—	—	—	—	—	—	233,461	233,461
Residential mortgages:
Closed end	1,389	—	—	—	331	1,720	1,165,167	1,166,887
Revolving home equity	—	—	—	—	—	—	44,070	44,070
Consumer and other	—	—	—	—	—	—	1,230	1,230
	$3,086	$—	$—	$722	$331	$4,139	$3,243,925	$3,248,064

At June 30, 2024, there was one residential real estate loan for which formal foreclosure proceedings are in process with an amortized cost of $844,000. This loan is included in the column "Nonaccrual - With No Allowance for Credit Loss" in the June 30, 2024 table above. The Bank did not hold any foreclosed residential real estate property at  June 30, 2024. There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at  December 31, 2023.

Accrued interest receivable from loans totaled $10.6 million and $10.4 million at  June 30, 2024 and December 31, 2023, respectively, and is included in the line item “Other assets” on the consolidated balance sheets.

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

	June 30, 2024
	Term Loans by Origination Year						Revolving
(in thousands)	2024	2023	2022	2021	2020	Prior	Loans (1)	Total
Commercial and industrial:
Risk rating:
Pass	$57,213	$24,535	$18,655	$20,235	$9,622	$8,102	$9,496	$147,858
Watch	—	100	—	2,629	—	—	—	2,729
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$57,213	$24,635	$18,655	$22,864	$9,622	$8,102	$9,496	$150,587

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$(915)	$(915)
Current-period recoveries	—	—	—	—	—	—	37	37
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$(878)	$(878)

Commercial mortgages – multifamily:
Risk rating:
Pass	$30,349	$41,791	$189,647	$174,937	$34,191	$394,274	$125	$865,314
Watch	—	—	—	—	—	1,772	—	1,772
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,200	—	1,200
Doubtful	—	—	—	—	—	—	—	—
	$30,349	$41,791	$189,647	$174,937	$34,191	$397,246	$125	$868,286

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$(168)	$—	$(168)
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$(168)	$—	$(168)

Commercial mortgages – other:
Risk rating:
Pass	$13,965	$72,608	$194,172	$216,103	$98,619	$203,902	$22	$799,391
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	20,291	—	20,291
Doubtful	—	—	—	—	—	—	—	—
	$13,965	$72,608	$194,172	$216,103	$98,619	$224,193	$22	$819,682

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgages – owner-occupied:
Risk rating:
Pass	$20,268	$22,205	$52,696	$52,047	$23,343	$70,789	$2,138	$243,486
Watch	—	262	—	4,975	—	—	—	5,237
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$20,268	$22,467	$52,696	$57,022	$23,343	$70,789	$2,138	$248,723

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2024
	Term Loans by Origination Year						Revolving
(in thousands)	2024	2023	2022	2021	2020	Prior	Loans (1)	Total
Residential mortgages (2):
Risk rating:
Pass	$—	$27,421	$192,424	$160,451	$33,417	$711,674	$39,665	$1,165,052
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,170	—	1,170
Doubtful	—	—	—	—	—	—	—	—
	$—	$27,421	$192,424	$160,451	$33,417	$712,844	$39,665	$1,166,222

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other:
Risk rating:
Pass	$—	$41	$189	$—	$—	$100	$941	$1,271
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not Rated	—	—	—	—	—	—	59	59
	$—	$41	$189	$—	$—	$100	$1,000	$1,330

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$(32)	$(32)
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$(32)	$(32)

Total Loans	$121,795	$188,963	$647,783	$631,377	$199,192	$1,413,274	$52,446	$3,254,830
Total net chargeoffs	$—	$—	$—	$—	$—	$(168)	$(910)	$(1,078)

(1)	Includes revolving lines converted to term of $2.5 million of commercial and industrial, $1.0 million of owner-occupied commercial mortgage and $7.0 million of residential home equity.
(2)

Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $3.7 million related to basis adjustments for loans in the closed portfolio under the portfolio layer method at June 30, 2024. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See "Note 7 - Derivatives" for more information on the fair value hedge.

5 - STOCK-BASED COMPENSATION

The following table presents a summary of restricted stock units (“RSUs”) outstanding at June 30, 2024 and changes during the six month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2024	213,879	$16.04
Granted	231,467	10.54
Converted	(84,607)	14.04
Forfeited	(3,144)	11.77
Outstanding at June 30, 2024	357,595	$12.99	1.32	$3,583

As of June 30, 2024, there was $3.0 million of unrecognized compensation cost related to non-vested RSUs. The total cost is expected to be recognized over a weighted-average period of 1.6 years.

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

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2024:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$135,639	$—	$135,467	$172
Pass-through mortgage securities	132,267	—	132,267	—
Collateralized mortgage obligations	164,931	—	164,931	—
SBA agency obligations	113,649	—	113,649	—
Corporate bonds	111,503	—	111,503	—
	657,989	—	657,817	172
Derivative - interest rate swaps	3,770	—	3,770	—
	$661,759	$—	$661,587	$172
December 31, 2023:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$143,621	$—	$143,429	$192
Pass-through mortgage securities	138,603	—	138,603	—
Collateralized mortgage obligations	182,262	—	182,262	—
SBA agency obligations	125,476	—	125,476	—
Corporate bonds	105,915	—	105,915	—
	695,877	—	695,685	192
Derivative - interest rate swaps	582	—	582	—
	$696,459	$—	$696,267	$192

State and municipal AFS securities measured using Level 3 inputs. The Bank held three non-rated bond anticipation notes with a book value of $172,000 at June 30, 2024. These bonds have a one year maturity and are issued by local municipalities that are customers of the Bank. Due to the short duration of the bonds, book value approximates fair value at June 30, 2024.

Land and Buildings. Premises and facilities held-for-sale of  $383,000 were sold for their carrying value in the second quarter  of 2024. These assets were measured at the lower of cost or fair value on a nonrecurring basis and reported in the line item “Other assets” in the consolidated balance sheets at  December 31, 2023.

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

	Level of	June 30, 2024		December 31, 2023
	Fair Value	Carrying		Carrying
(in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$67,289	$67,289	$60,887	$60,887
Loans, net	Level 3	3,222,655	2,938,018	3,219,072	2,945,864
Restricted stock	n/a	27,530	n/a	32,659	n/a

Financial Liabilities:
Checking deposits	Level 1	1,123,244	1,123,244	1,133,184	1,133,184
Savings, NOW and money market deposits	Level 1	1,628,078	1,628,078	1,546,369	1,546,369
Time deposits	Level 2	612,119	606,939	591,433	586,856
Overnight advances	Level 1	—	—	70,000	70,000
Other borrowings	Level 2	430,000	428,506	472,500	471,276

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

Fair Value Hedge. On March 16, 2023, the Bank entered into a three year interest rate swap with a notional amount totaling $300 million which was designated as a fair value hedge of certain fixed rate residential mortgages. The Bank pays a fixed rate of 3.82% and receives a floating rate based on the secured overnight financing rate (“SOFR”) for the life of the agreement without an exchange of the underlying notional amount. The hedge was determined to be effective during the quarter ended  June 30, 2024 and the Corporation expects the hedge to remain effective during the remaining term of the swap. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in interest income.

The following table summarizes information about the interest rate swap designated as a fair value hedge.

June 30, 2024
Notional amount	$300 million
Fixed pay rate	3.82%
Overnight SOFR receive rate	5.33%
Maturity	1.71 years

The following table presents the amount recorded on the balance sheet related to cumulative basis adjustments for the fair value hedge as of the periods indicated.

	June 30,	December 31,
(in thousands)	2024	2023
Loans - Residential Mortgages:
Carrying amount of the hedged asset (1)	$452,030	$465,495
Fair value hedging adjustment included in the carrying amount of the hedged asset	(3,691)	(506)

(1)

This amount represents the amortized cost basis of the closed loan portfolio used to designate the hedging relationship in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedge period. At June 30, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $455.7 million. The cumulative basis adjustment associated with this hedging relationship was $3.7 million and the amount of the designated hedged item was $3.8 million.

During the first six months of 2024, the Bank recorded a $2.2 million credit from the swap transaction as a component of interest income in the consolidated statements of income.

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

Overview

Net income and diluted earnings per share for the first six months of 2024 were $9.2 million and $0.41, respectively, compared to $13.4 million and $0.59, respectively, for the same period last year. Dividends per share remained flat at $0.42 for the first six months of 2024, as compared to the first six months of 2023. Returns on average assets (“ROA”) and average equity (“ROE”) for the first six months of 2024 were 0.44% and 4.93%, respectively, compared to 0.64% and 7.27%, respectively, for the same period last year. Book value per share was $16.71 at June 30, 2024 versus $16.83 at year-end 2023.

Analysis of Earnings - Six Month Periods. Net income and diluted earnings per share for the first six months of 2024 were $9.2 million and $0.41, respectively, compared to $13.4 million and $0.59, respectively, versus the same period last year. The principal drivers of the change in earnings were a decline in net interest income of $8.9 million and an increase in the provision for credit losses of $1.6 million, partially offset by a loss on the sales of securities of $3.5 million in the first six months of 2023 and decreases in noninterest expense of $1.0 million and income tax expense of $1.4 million. The first six months of 2024 produced an ROA of 0.44%, ROE of 4.93%, net interest margin of 1.80%, and an efficiency ratio of 75.00%.

Net interest income declined when comparing the first six months of 2024 and 2023 due to an increase in interest expense of $18.8 million that was partially offset by a $9.9 million increase in interest income. The cost of interest-bearing liabilities increased 128 basis points ("bps") while the yield on interest-earning assets increased 45 bps when comparing the six-month periods. The Bank's balance sheet remains liability sensitive but the pace of repricing of average interest-earning assets is beginning to match the pace of repricing of average interest-bearing liabilities, which stabilized the net interest margin over the first six months of 2024.

The Bank recorded a provision for credit losses of $570,000 for the first six months of 2024, compared to a provision reversal of $1.1 million in the same period last year. The decline in the ACL in 2024 was driven largely by declines in historical loss rates and allowances on individually evaluated loans, partially offset by a deterioration in current and forecasted economic conditions, including adjustments for rent stabilization status of multifamily properties. The Bank’s ACL to total loans (reserve coverage ratio) remained stable at 0.88% of total loans at June 30, 2024 as compared to 0.88% at March 31, 2024 and 0.89% at December 31, 2023. Past due loans and nonaccrual loans were $942,000 and $2.4 million, respectively, at June 30, 2024. Overall credit quality of the loan and investment portfolios remain strong.

Noninterest income, excluding the loss on the sales of securities in the 2023 period, increased $454,000 when comparing the six-month periods. Recurring components of noninterest income including bank-owned life insurance (“BOLI”) and service charges on deposit accounts had increases of 7.8% and 10.5%, respectively. Other noninterest income increased 8.2% and included increases of $287,000 in merchant card services and $121,000 in pension income, which were partially offset by a gain on disposition of premises and fixed assets of $240,000 in 2023.

Noninterest expense declined $1.0 million for the first six months of 2024, as compared to the first six months of 2023. Reductions in occupancy and equipment expense of $397,000, telecommunications expense of $285,000, professional fees of $268,000 and salaries and employee benefits of $145,000 drove the decline. The decrease in occupancy and equipment expense was largely due to the ongoing branch optimization strategy, which resulted in closing various locations. Telecommunications expense decreased mainly due to efficiencies associated with system upgrades. Salaries and employee benefits declined largely due to a decrease in incentive compensation expense.

Income tax expense decreased $1.4 million and the effective tax rate (income tax expense as a percentage of pre-tax book income) declined from 11.6% to 3.9% when comparing the six-month periods. The decline in the effective tax rate is mainly due to an increase in the percentage of pre-tax income derived from the Bank’s REIT and BOLI. The decrease in income tax expense reflects the lower effective tax rate and a decline in pre-tax income.

Liquidity. Total average deposits declined by $81.0 million when comparing the first six months of 2024 and 2023, reflecting industry trends. At June 30, 2024, overnight advances and other borrowings were down $70.0 million and $42.5 million, respectively, from year-end 2023.

The Bank had $1.1 billion in collateralized borrowing lines with the Federal Home Loan Bank ("FHLB") of New York and the Federal Reserve Bank ("FRB") at June 30, 2024, as well as a $20 million unsecured line of credit with a correspondent bank. We also had $282.5 million in unencumbered cash and securities. In total, we had approximately $1.4 billion of available liquidity at June 30, 2024.

Capital. The Corporation’s capital position remains strong with a Leverage Ratio of approximately 9.91% at June 30, 2024. Book value per share was $16.71 at June 30, 2024, versus $16.83 at December 31, 2023. The accumulated OCI component of stockholders’ equity is mainly comprised of a net unrealized loss in the AFS securities portfolio due to higher market interest rates. The Bank declared its quarterly cash dividend of $0.21 per share during the quarter. There were no share repurchases during the quarter. The Board and management continue to evaluate both capital management tools to provide the best opportunity to maximize shareholder value.

Net Interest Income

Average Balance Sheet; Interest Rates and Interest Differential. The following tables set forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities. The average balances of loans include nonaccrual loans. The average balances of investment securities exclude unrealized gains and losses on AFS securities.

	Six Months Ended June 30,
	2024			2023
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$83,341	$2,271	5.48%	$44,889	$1,067	4.79%
Investment securities:
Taxable	629,958	12,201	3.87	533,866	8,216	3.08
Nontaxable (1)	153,001	2,427	3.17	234,036	3,762	3.21
Loans (1)	3,236,620	67,653	4.18	3,270,722	61,890	3.78
Total interest-earning assets	4,102,920	84,552	4.12	4,083,513	74,935	3.67
Allowance for credit losses	(28,639)			(30,811)
Net interest-earning assets	4,074,281			4,052,702
Cash and due from banks	32,751			30,388
Premises and equipment, net	31,093			32,024
Other assets	120,772			116,229
	$4,258,897			$4,231,343
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,576,447	21,520	2.75	$1,675,355	13,386	1.61
Time deposits	638,028	14,036	4.42	510,461	7,301	2.88
Total interest-bearing deposits	2,214,475	35,556	3.23	2,185,816	20,687	1.91
Overnight advances	9,560	267	5.62	20,845	546	5.28
Other borrowings	487,541	11,627	4.80	374,285	7,435	4.01
Total interest-bearing liabilities	2,711,576	47,450	3.52	2,580,946	28,668	2.24
Checking deposits	1,131,917			1,241,566
Other liabilities	39,137			37,541
	3,882,630			3,860,053
Stockholders' equity	376,267			371,290
	$4,258,897			$4,231,343

Net interest income (1)		$37,102			$46,267
Net interest spread (1)			0.60%			1.43%
Net interest margin (1)			1.80%			2.25%

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

	Three Months Ended June 30,
	2024			2023
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$111,565	$1,520	5.48%	$40,668	$520	5.13%
Investment securities:
Taxable	621,059	5,959	3.84	599,558	5,094	3.40
Nontaxable (1)	152,585	1,212	3.18	165,559	1,300	3.14
Loans	3,229,796	34,110	4.22	3,253,952	31,483	3.87
Total interest-earning assets	4,115,005	42,801	4.16	4,059,737	38,397	3.78
Allowance for credit losses	(28,330)			(30,204)
Net interest-earning assets	4,086,675			4,029,533
Cash and due from banks	33,798			29,768
Premises and equipment, net	30,929			32,263
Other assets	120,660			117,288
	$4,272,062			$4,208,852
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,618,812	11,437	2.84	$1,673,101	7,611	1.82
Time deposits	632,201	7,059	4.49	513,414	4,232	3.31
Total interest-bearing deposits	2,251,013	18,496	3.30	2,186,515	11,843	2.17
Overnight advances	275	4	5.85	32,747	438	5.36
Other borrowings	470,824	5,615	4.80	378,654	4,002	4.24
Total interest-bearing liabilities	2,722,112	24,115	3.56	2,597,916	16,283	2.51
Checking deposits	1,137,244			1,201,585
Other liabilities	38,259			37,391
	3,897,615			3,836,892
Stockholders' equity	374,447			371,960
	$4,272,062			$4,208,852

Net interest income (1)		$18,686			$22,114
Net interest spread (1)			0.60%			1.27%
Net interest margin (1)			1.80%			2.17%

(1)

Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt investment securities had been made in investment securities subject to federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.27 in each period presented, using the statutory federal income tax rate of 21%.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes and rates on tax-equivalent interest income, interest expense and net interest income. The changes attributable to the combined impact of volume and rate have been allocated to the changes due to volume and the changes due to rate.

	Six Months Ended June 30,			Three Months Ended June 30,
	2024 Versus 2023			2024 Versus 2023
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
			Net			Net
(in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest Income:
Interest-earning bank balances	$1,029	$175	$1,204	$964	$36	$1,000
Investment securities:
Taxable	1,644	2,341	3,985	189	676	865
Nontaxable	(1,283)	(52)	(1,335)	(104)	16	(88)
Loans	(717)	6,480	5,763	(234)	2,861	2,627
Total interest income	673	8,944	9,617	815	3,589	4,404
Interest Expense:
Savings, NOW & money market deposits	(811)	8,945	8,134	(291)	4,117	3,826
Time deposits	2,149	4,586	6,735	1,111	1,716	2,827
Overnight advances	(313)	34	(279)	(469)	35	(434)
Other borrowings	2,532	1,660	4,192	1,048	565	1,613
Total interest expense	3,557	15,225	18,782	1,399	6,433	7,832
Decrease in net interest income	$(2,884)	$(6,281)	$(9,165)	$(584)	$(2,844)	$(3,428)

Net Interest Income

Net interest income on a tax-equivalent basis for the six months ended June 30, 2024 was $37.1 million, a decrease of $9.2 million, or 19.8%, from the same period of 2023. Net interest income declined due to an increase in interest expense of $18.8 million that was partially offset by a $9.9 million increase in interest income. The cost of interest-bearing liabilities increased 128 bps while the yield on interest-earning assets increased 45 bps when comparing the first six months of 2024 and 2023. Net interest margin for the first six months of 2024 was 1.80% compared to 2.25% for the same period of 2023.

Noninterest Income

Noninterest income includes BOLI, service charges on deposit accounts, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income, excluding the loss on the sales of securities in the 2023 period, increased $454,000 when comparing the six-month periods of 2024 and 2023. Recurring components of noninterest income including BOLI and service charges on deposit accounts had increases of 7.8% and 10.5%, respectively. Other noninterest income increased 8.2% and included increases of $287,000 in merchant card services and $121,000 in pension income, which were partially offset by a gain on disposition of premises and fixed assets of $240,000 in 2023.

Noninterest Expense

Noninterest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense declined $1.0 million, or 3.1%, when comparing the six-month periods of 2024 and 2023. Reductions in occupancy and equipment expense of $397,000, telecommunications expense of $285,000, professional fees of $268,000 and salaries and employee benefits of $145,000 drove the decline. The decrease in occupancy and equipment expense was largely due to the ongoing branch optimization strategy, which resulted in closing various locations. Telecommunications expense decreased mainly due to efficiencies associated with system upgrades. Salaries and employee benefits declined largely due to a decrease in incentive compensation expense.

Income Taxes

Income tax expense decreased $1.4 million and the effective tax rate declined from 11.6% to 3.9% when comparing the six-month periods of 2024 and 2023. The decline in the effective tax rate is mainly due to an increase in the percentage of pre-tax income derived from the Bank’s REIT and BOLI. The decrease in income tax expense reflects the lower effective tax rate and a decline in pre-tax income.

Results of Operations - Second Quarter 2024 Versus Second Quarter 2023

Net income for the second quarter of 2024 of $4.8 million decreased $2.1 million, or 30.5%, from $6.9 million earned in the same quarter of last year. The decrease is mainly attributable to a $3.4 million decline in net interest income for substantially the same reasons discussed above with respect to the six-month periods along with a $570,000 increase in the provision for credit losses. Partially offsetting the decrease in net interest income was reductions in salaries and employee benefits and occupancy and equipment expense of $354,000 and $286,000, respectively, for substantially the same reasons previously discussed. The quarter produced an ROA of 0.45%, ROE of 5.15%, net interest margin of 1.80% and an efficiency ratio of 73.55%.

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

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. Management segregates its loan portfolio into distinct pools: (1) commercial and industrial; (2) small business; (3) multifamily; (4) owner-occupied; (5) other commercial real estate; (6) construction and land development; (7) residential mortgage; (8) revolving home equity; (9) consumer; and (10) municipal loans. The vintage method is applied to measure the historical loss component of lifetime credit losses inherent in most of its loan pools. For the revolving home equity and small business pools, the lifetime PD/LGD method is used to measure historical losses.

Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current conditions and reasonable and supportable forecasts. In doing so, management considers a variety of Q-factors and then subjectively determines the weight to assign to each in estimating losses. The factors include: (1) changes in lending policies and procedures; (2) experience, ability and depth of lending staff; (3) trends in average loan growth and concentrations; (4) changes in the quality of the loan review function; (5) delinquencies; (6) environmental risks; (7) current and forecasted economic conditions as judged by things such as unemployment levels and GDP; (8) changes in the value of underlying collateral as judged by things such as median home prices and forecasted vacancy rates in the Bank’s service area; (9) rent regulation status of multifamily properties; and (10) direction and magnitude of risks in the portfolio. The Bank’s ACL allocable to its loan pools results primarily from these Q-factor adjustments to historical loss experience with the largest sensitivity of the ACL arising from loan growth, loan concentrations and economic forecasts of unemployment, GDP and vacancies. At June 30, 2024, the ACL was composed approximately 80% of Q-factors, 19% of historical losses and 1% reserves on individually evaluated loans. Because of the nature of the Q-factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect lifetime losses in the portfolio.

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

	June 30,	December 31,
(in thousands)	2024	2023
Loans including modifications to borrowers experiencing financial difficulty:
Modified and performing according to their modified terms	$426	$431
Past due 30 through 89 days	942	3,086
Past due 90 days or more and still accruing	—	—
Nonaccrual	2,370	1,053
	3,738	4,570
Other real estate owned	—	—
	$3,738	$4,570

The disclosure of other potential problem loans can be found in “Note 4 – Loans” to the Corporation’s consolidated financial statements of this Form 10-Q.

At June 30, 2024 , commercial mortgages comprised $1.9 billion, or 60%, of total loans outstanding, with an average loan size of $2.4 million, a weighted average loan-to-value (“LTV”) of 50.7% and a weighted average debt service coverage ratio (“DSCR”) of 2.11x. Multifamily loans made up 45% of the commercial real estate portfolio, amounting to $868.3 million at June 30, 2024 . Multifamily loans had an average loan size of $2.4 million, a weighted average LTV of 50.7%, a weighted average DSCR of 1.90x and 53.3% were majority rent regulated.

Allowance and Provision for Credit Losses

The ACL is established through provisions for credit losses charged against income. When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged off against the ACL, and subsequent recoveries, if any, are credited to the ACL.

The ACL decreased $508,000 during the first six months of 2024, amounting to $28.5 million, or 0.88% of total loans, at June 30, 2024 compared to $29.0 million, or 0.89% of total loans, at December 31, 2023. During the first six months of 2024, the Bank had loan chargeoffs of $1.1 million, recoveries of $37,000 and recorded a provision for credit loss of $570,000. The decline in the ACL in 2024 was driven largely by declines in historical loss rates and allowances on individually evaluated loans, partially offset by a deterioration in current and forecasted economic conditions, including adjustments for rent stabilization status of multifamily properties. During the first six months of 2023, the Bank had loan chargeoffs of $442,000, recoveries of $33,000 and recorded a reversal of $1.1 million from the ACL. The reversal from the ACL in the 2023 period was mainly due to improvements in historical loss rates and declines in outstanding loans, average growth rates and concentrations of credit, partially offset by deteriorating economic conditions and net chargeoffs of $409,000.

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

The amount of future chargeoffs and provisions for credit losses will be affected by economic conditions on Long Island and in the boroughs of NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at June 30, 2024. The majority of these loans are collateralized by properties located on Long Island and in the boroughs of NYC. While business activity in the New York metropolitan area has improved, inflation, increasing interest rates and government regulation pose economic challenges and may result in higher chargeoffs and provisions.

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

The Corporation’s cash and cash equivalent position at June 30, 2024 was  $67.3  million versus  $60.9 million at December 31, 2023 . The increase occurred primarily because cash provided by sales, paydowns or repayments of securities and loans, deposit inflows, proceeds from borrowings and operations exceeded cash used to repay deposits and borrowings, purchase securities, originate loans and pay cash dividends.

Securities decreased  $37.9 million during the first  six months  of  2024 , from $695.9  million at year-end  2023 to  $658.0 million at June 30, 2024 . The decrease is primarily attributable to  $35.1  million in paydowns and maturities and an increase in the unrealized loss of $3.9 million .

The Bank’s securities portfolio comprised 16% of total assets at June 30, 2024 and had a duration of approximately 3.7 years. Approximately 34% of the portfolio was comprised of floating rate assets, including $113.6  million of SBA agency obligations with a current yield of 5.79% that reprice quarterly based on the prime rate and $111.5  million of floating rate corporate bonds with a current yield of approximately 4.44% that reprice quarterly based on the ten year constant maturity swap rate.

Government agency fixed rate mortgage-backed securities, including collateralized mortgage obligations, were $297.2  million and comprised 45% of the investment portfolio at June 30, 2024 . This portfolio had a current yield of 2.60%. The Bank expects approximately $51.2 million of cash inflows from the investment securities portfolio over the next twelve months and will consider reinvesting them in higher yielding agency mortgage securities that provide some lock out protection when rates eventually decline. The remaining 21% of the portfolio is invested in tax exempt municipal bonds that currently yield 3.17% on a tax adjusted basis.

The $3.3 billion loan portfolio was comprised of $1.9 billion of commercial mortgages, $1.2 billion of residential mortgages and $150.6 million of commercial and industrial loans. Approximately $649 million, or 20.0%, will reprice by June 30,2025, of which $300 million is related to the three-year interest rate swap transaction previously discussed. The Bank expects an additional $240 million, or 7%, of the loan portfolio to reprice from approximately 3.51% to 7.31% from June 30,2025 to June 30, 2026 based on current rates. We expect approximately $361 million of cash inflows from the mortgage loan portfolio over the next twelve months.

During the first six months of 2024, total deposits grew $92.5 million or 2.8%, to $3.4 billion at June 30, 2024. The increase was attributable to growth in savings, NOW and money market deposits of $81.7 million and time deposits of $20.7 million, partially offset by a decline in noninterest-bearing checking deposits of $9.9 million. Noninterest-bearing checking deposits of $1.1 billion represent 33.4% of total deposits. Brokered time deposits increased $807,000 during the first six months of 2024, totaling $175.2 million, or 5.2%, of total deposits. Brokered time deposits have a weighted average cost of 4.90% and an average maturity of approximately eight months, of which $45.0 million, or 26%, will mature in the third quarter of 2024 with an average cost of 4.95%. Reciprocal deposits under the Insured Cash Sweep (“ICS”) program were $14.7 million at June 30, 2024.

There were no overnight advances at June 30, 2024, compared to $70.0 million at year-end 2023. Other borrowings decreased $42.5 million, or 9.0%, during the first six months of 2024, to $430.0 million at June 30, 2024. Maturities of $142.5 million with a weighted average rate of 4.62% were partially offset by new borrowings of $100.0 million with a weighted average rate of 4.72%. Other borrowings at June 30, 2024 had a weighted average cost of 4.72% and an average maturity of nine months.

Liquidity. The Bank has a board committee approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are maturities and monthly payments from its investment securities and loan portfolios, operations and sales of investment securities designated as AFS. At June 30, 2024, the Bank had approximately $245.1 million of unencumbered AFS securities.

The Bank is a member of the FRB of New York and the FHLB of New York and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB of New York and FHLB of New York. In addition, the Bank can purchase overnight federal funds under its existing line and the Corporation can raise funds through its Dividend Reinvestment and Stock Purchase Plan ("DRIP"). However, the Bank’s FRB of New York membership, FHLB of New York membership and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. In addition, the Corporation may not be successful in raising funds from the issuance of its stock under the DRIP or otherwise. The Bank’s borrowing capacity may be adjusted by the FRB of New York or the FHLB of New York and may take into account factors such as the Bank’s tangible common equity ratio, collateral margins required by the lender or other factors. A possible future downgrade of securities and loans pledged as collateral could also impact the amount of available funding. Regulatory or strategic changes affecting the access to and availability of funding from the FHLB and FRB could adversely impact the Bank's liquidity.

The Bank had $1.1 billion available in collateralized borrowing lines with the FHLB of New York and the FRB of New York at June 30, 2024 , as well as a $20 million unsecured line of credit with a correspondent bank. We also had $282.5 million in unencumbered cash and securities. In total, we had approximately $1.4 billion of available liquidity, compared to an aggregate of uninsured and uncollateralized deposits of approximately $1.3 billion. Uninsured and uncollateralized deposits represented 38% of total deposits.

Capital

Stockholders’ equity was $376.2  million at June 30, 2024 versus $380.1  million at December 31, 2023 . The decrease was mainly due to an increase in the unrealized after-tax loss on the Bank’s AFS investment securities of $2.8  million, cash dividends declared of  $9.4 million and common stock repurchases of $2.0 million, partially offset by net income of  $9.2 million.

The Corporation’s ROA and ROE for the first  six months  of  2024 were  0.44% and 4.93% , respectively, compared to  0.64% and 7.27% , respectively, for the  2023 period. Book value per share was  $16.71 at June 30, 2024 , compared to  $16.83 at year-end 2023 . Based on the Corporation’s market value per share at June 30, 2024 of $10.02 , the dividend yield is 8.4% .

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

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The leverage ratio of the Corporation and the Bank at June 30, 2024 were 9.91% and 9.89%, respectively, and satisfies the well capitalized ratio requirements under the Prompt Corrective Action statutes. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of CECL.

The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The stock repurchase program does not obligate the Corporation to purchase shares and there is no guarantee as to the exact number of shares that may be repurchased pursuant to this program, which is subject to market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity and other factors deemed appropriate. No shares were repurchased in the second quarter of 2024.  The Corporation can repurchase another $13.0 million under the Board-approved repurchase program.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows: (1) a calculation of the Corporation’s EVE at June 30, 2024 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions; and (2) an estimate of net interest income for the year ending  June 30, 2025 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that is intended to reflect a static balance sheet. In addition, in calculating EVE, cash flows for nonmaturity deposits are assumed to have an overall life of 6.1  years based on the current mix of such deposits and the most recently updated nonmaturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending June 30, 2025 and calculations of EVE at June 30, 2024 assuming rate changes of plus and minus 100, 200 and 300 bps. The rate change scenarios were selected based on the relative level of current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income; (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities; and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that is intended to reflect a static balance sheet. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at June 30, 2024		Year Ending June 30, 2025
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$381,067	-23.2%	$67,928	-12.7%
+ 200 basis point rate shock	415,665	-16.2%	71,092	-8.6%
+ 100 basis point rate shock	459,493	-7.4%	74,767	-3.9%
Base case (no rate change)	496,251	—	77,786	—
- 100 basis point rate shock	528,250	6.4%	80,594	3.6%
- 200 basis point rate shock	540,189	8.9%	82,143	5.6%
- 300 basis point rate shock	533,571	7.5%	82,964	6.7%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 bps could negatively impact the Bank’s net interest income for the year ended June 30,2025 because the Bank might need to increase the rates paid on its nonmaturity deposits to remain competitive and any time deposits or borrowings that mature would reprice at a higher interest rate. In addition, the Bank’s securities portfolio, excluding corporate bonds and SBA agency obligations, and a large portion of its loan portfolio do not immediately reprice with changes in market rates. At June 30, 2024, approximately $874 million, or 22.4%, of the Bank's loans and securities reprice or mature within one year. An immediate decrease in interest rates of 100, 200 or 300 bps could positively impact the Bank’s net interest income for the same time period because the Bank would pay less for time deposits or borrowings that mature and reprice at a lower interest rate and would be able to reduce non-maturity deposit rates while the downward repricing of its assets would lag. The positive impact on net interest income of an immediate decrease in interest rates is somewhat constrained because the decrease is assumed to occur uniformly across the inverted yield curve. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a material impact on the net interest income amounts shown for each scenario in the table.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases. The Corporation's Board of Directors approved a $30 million common stock repurchase program that was announced on January 31, 2022, pursuant to which the Corporation is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The Corporation did not repurchase any shares in the second quarter of 2024. The Corporation can repurchase another $13.0 million of its common stock under the Board-approved repurchase program and the program does not have a fixed expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

(c) Securities Trading Plan of Directors and Executive Officers

During the three months ended June 30, 2024, none of the directors or executive officers of the Corporation adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

ITEM 6. EXHIBITS

See Index of Exhibits that follows.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: August 1, 2024	By /s/ CHRISTOPHER BECKER
Christopher Becker, President & Chief Executive Officer
(principal executive officer)

By /s/ JANET T. VERNEUILLE
Janet T. Verneuille, Senior Executive Vice President,
Chief Financial Officer & Treasurer
(principal financial officer)