Form 10-Q
period 2024-09-30
FIRST OF LONG ISLAND CORP
filed 2024-10-28
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Broadhollow Road, Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

As of October 24, 2024, the registrant had 22,543,670 shares of common stock, $0.10 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(dollars in thousands)	2024	2023
Assets:
Cash and cash equivalents	$78,568	$60,887
Investment securities available-for-sale, at fair value	659,696	695,877

Loans:
Commercial and industrial	146,440	116,163
Secured by real estate:
Commercial mortgages	1,950,008	1,919,714
Residential mortgages	1,103,937	1,166,887
Home equity lines	36,962	44,070
Consumer and other	1,150	1,230
	3,238,497	3,248,064
Allowance for credit losses	(28,647)	(28,992)
	3,209,850	3,219,072
Restricted stock, at cost	28,191	32,659
Bank premises and equipment, net	30,180	31,414
Right-of-use asset - operating leases	20,359	22,588
Bank-owned life insurance	116,192	114,045
Pension plan assets, net	10,421	10,740
Deferred income tax benefit	27,779	28,996
Other assets	20,243	19,622
	$4,201,479	$4,235,900
Liabilities:
Deposits:
Checking	$1,121,871	$1,133,184
Savings, NOW and money market	1,594,317	1,546,369
Time	610,876	591,433
	3,327,064	3,270,986
Overnight advances	—	70,000
Other borrowings	445,000	472,500
Operating lease liability	22,876	24,940
Accrued expenses and other liabilities	17,958	17,328
	3,812,898	3,855,754
Stockholders' Equity:
Common stock, par value $0.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 22,532,080 and 22,590,942 shares	2,253	2,259
Surplus	79,157	79,728
Retained earnings	355,541	355,887
	436,951	437,874
Accumulated other comprehensive loss, net of tax	(48,370)	(57,728)
	388,581	380,146
	$4,201,479	$4,235,900

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Interest and dividend income:
Loans	$102,679	$94,706	$35,026	$32,818
Investment securities:
Taxable	20,701	15,877	6,229	6,594
Nontaxable	2,872	3,976	955	1,004
	126,252	114,559	42,210	40,416
Interest expense:
Savings, NOW and money market deposits	33,637	22,188	12,117	8,802
Time deposits	20,748	13,086	6,712	5,785
Overnight advances	392	596	125	50
Other borrowings	16,283	11,782	4,656	4,347
	71,060	47,652	23,610	18,984
Net interest income	55,192	66,907	18,600	21,432
Provision (credit) for credit losses	740	(1,227)	170	(171)
Net interest income after provision (credit) for credit losses	54,452	68,134	18,430	21,603

Noninterest income:
Bank-owned life insurance	2,573	2,383	876	809
Service charges on deposit accounts	2,543	2,243	842	703
Net loss on sales of securities	—	(3,489)	—	—
Other	3,732	2,802	1,492	732
	8,848	3,939	3,210	2,244
Noninterest expense:
Salaries and employee benefits	29,169	29,268	9,695	9,649
Occupancy and equipment	9,289	9,974	2,965	3,253
Merger expenses	866	—	866	—
Branch consolidation expenses	547	—	547	—
Other	9,635	10,010	3,378	3,262
	49,506	49,252	17,451	16,164
Income before income taxes	13,794	22,821	4,189	7,683

Income tax (benefit) expense	(38)	2,641	(410)	883
Net income	$13,832	$20,180	$4,599	$6,800

Weighted average:
Common shares	22,520,026	22,538,520	22,529,051	22,569,716
Dilutive restricted stock units	87,716	69,010	138,272	86,914
Dilutive weighted average common shares	22,607,742	22,607,530	22,667,323	22,656,630

Earnings per share:
Basic	$0.61	$0.90	$0.20	$0.30
Diluted	0.61	0.89	0.20	0.30

Cash dividends declared per share	0.63	0.63	0.21	0.21

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Net income	$13,832	$20,180	$4,599	$6,800
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities	13,007	(24,139)	16,938	(18,942)
Change in funded status of pension plan	600	763	200	254
Other comprehensive income (loss) before income taxes	13,607	(23,376)	17,138	(18,688)
Income tax expense (benefit)	4,249	(7,095)	5,241	(5,738)
Other comprehensive income (loss)	9,358	(16,281)	11,897	(12,950)
Comprehensive income (loss)	$23,190	$3,899	$16,496	$(6,150)

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2024
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2024	22,590,942	$2,259	$79,728	$355,887	$(57,728)	$380,146
Net income				4,435		4,435
Other comprehensive loss					(1,192)	(1,192)
Repurchase of common stock	(167,526)	(17)	(2,003)			(2,020)
Shares withheld upon the vesting and conversion of RSUs	(19,530)	(2)	(250)			(252)
Common stock issued under stock compensation plans	46,926	5	9			14
Common stock issued under dividend reinvestment and stock purchase plan	27,116	3	305			308
Stock-based compensation			401			401
Cash dividends declared				(4,717)		(4,717)
Balance, March 31, 2024	22,477,928	2,248	78,190	355,605	(58,920)	377,123
Net income				4,798		4,798
Other comprehensive loss					(1,347)	(1,347)
Shares withheld upon the vesting and conversion of RSUs	(513)		(5)			(5)
Common stock issued under stock compensation plans	40,466	4	12			16
Stock-based compensation			340			340
Cash dividends declared				(4,729)		(4,729)
Balance, June 30, 2024	22,517,881	2,252	78,537	355,674	(60,267)	376,196
Net income				4,599		4,599
Other comprehensive income					11,897	11,897
Common stock issued under stock compensation plans	1,238		15			15
Common stock issued under dividend reinvestment and stock purchase plan	12,961	1	146			147
Stock-based compensation			459			459
Cash dividends declared				(4,732)		(4,732)
Balance, September 30, 2024	22,532,080	$2,253	$79,157	$355,541	$(48,370)	$388,581

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2023
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2023	22,443,380	$2,244	$78,462	$348,597	$(64,767)	$364,536
Net income				6,481		6,481
Other comprehensive income					3,849	3,849
Shares withheld upon the vesting and conversion of RSUs	(47,275)	(5)	(846)			(851)
Common stock issued under stock compensation plans	103,015	11	6			17
Common stock issued under dividend reinvestment and stock purchase plan	32,665	3	500			503
Stock-based compensation			499			499
Cash dividends declared				(4,727)		(4,727)
Balance, March 31, 2023	22,531,785	2,253	78,621	350,351	(60,918)	370,307
Net income				6,899		6,899
Other comprehensive loss					(7,180)	(7,180)
Shares withheld upon the vesting and conversion of RSUs	(623)		(7)			(7)
Common stock issued under stock compensation plans	25,834	3	12			15
Stock-based compensation			638			638
Cash dividends declared				(4,738)		(4,738)
Balance, June 30, 2023	22,556,996	2,256	79,264	352,512	(68,098)	365,934
Net income				6,800		6,800
Other comprehensive loss					(12,950)	(12,950)
Common stock issued under stock compensation plans	987		13			13
Common stock issued under dividend reinvestment and stock purchase plan	15,439	1	187			188
Stock-based compensation			373			373
Cash dividends declared				(4,740)		(4,740)
Balance, September 30, 2023	22,573,422	$2,257	$79,837	$354,572	$(81,048)	$355,618

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash Flows From Operating Activities:
Net income	$13,832	$20,180
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	740	(1,227)
Credit provision for deferred income taxes	(3,032)	(445)
Depreciation and amortization of premises and equipment	2,357	2,314
Amortization of right-of-use asset - operating leases	2,229	1,988
Premium amortization on investment securities, net	1,825	1,597
Net loss on sales of securities	—	3,489
Stock-based compensation expense	1,200	1,510
Accretion of cash surrender value on bank-owned life insurance	(2,573)	(2,383)
Pension expense	919	1,118
Decrease in other liabilities	(1,422)	(1,210)
Other increases in assets	(1,032)	(12,545)
Net cash provided by operating activities	15,043	14,386
Cash Flows From Investing Activities:
Available-for-sale securities:
Proceeds from sales	—	145,451
Proceeds from maturities and redemptions	51,267	41,389
Purchases	(3,904)	(206,155)
Proceeds from sales of loans held-for-sale	1,092	—
Net decrease in loans	7,476	56,318
Net decrease in restricted stock	4,468	921
Purchases of premises and equipment, net	(1,286)	(2,611)
Proceeds from disposition of premises and facilities held-for-sale	383	2,291
Proceeds from death benefit of bank-owned life insurance	576	—
Net cash provided by investing activities	60,072	37,604
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	56,078	(27,124)
Net decrease in overnight advances	(70,000)	—
Proceeds from other borrowings	245,000	125,000
Repayment of other borrowings	(272,500)	(153,500)
Proceeds from issuance of common stock, net of shares withheld	198	(167)
Repurchase of common stock	(2,020)	—
Cash dividends paid	(14,190)	(14,178)
Net cash used in financing activities	(57,434)	(69,969)
Net increase (decrease) in cash and cash equivalents	17,681	(17,979)
Cash and cash equivalents, beginning of year	60,887	74,178
Cash and cash equivalents, end of period	$78,568	$56,199
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$71,568	$44,961
Income taxes	3,621	2,820
Operating cash flows from operating leases	2,629	2,189
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	—	1,280
Cash dividends payable	4,732	4,740
Loans transferred from portfolio to held-for-sale	1,006	—

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1 - BASIS OF PRESENTATION

The accounting and reporting policies of The First of Long Island Corporation (“Corporation”) reflect banking industry practice and conform to generally accepted accounting principles (“GAAP”) in the United States.

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, The First National Bank of Long Island (“Bank”). The Bank has one wholly owned subsidiary: FNY Service Corp., an investment company. The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust. The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.” All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

The consolidated financial information included herein as of and for the periods ended September 30, 2024 and 2023 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2023 consolidated balance sheet was derived from the Corporation's  December 31, 2023 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

Use of Estimates. In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported asset and liability balances, revenue and expense amounts, and the disclosures provided, including disclosure of contingent assets and liabilities, based on available information. Actual results could differ significantly from those estimates. Information available which could affect these judgements includes, but is not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.

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

The following table sets forth the components of accumulated OCI, net of tax.

		Current
	Balance	Period	Balance
(in thousands)	12/31/2023	Change	9/30/2024
Unrealized holding loss on available-for-sale securities	$(49,809)	$8,942	$(40,867)
Unrealized actuarial loss on pension plan	(7,919)	416	(7,503)
Accumulated other comprehensive loss, net of tax	$(57,728)	$9,358	$(48,370)

The components of OCI and the related tax effects are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Change in net unrealized holding gains or losses on available-for-sale securities:
Change arising during the period	$13,007	$(27,628)	$16,938	$(18,942)
Reclassification adjustment for losses included in net income (1)	—	3,489	—	—
	13,007	(24,139)	16,938	(18,942)
Tax effect	4,065	(7,329)	5,180	(5,816)
	8,942	(16,810)	11,758	(13,126)
Change in funded status of pension plan:
Amortization of net actuarial loss included in pension expense (2)	600	763	200	254
Tax effect	184	234	61	78
	416	529	139	176
Other comprehensive income (loss)	$9,358	$(16,281)	$11,897	$(12,950)

(1)

Represents net realized losses arising from the sale of AFS securities, included in the consolidated statements of income in the line item “Net loss on sales of securities.” See “Note 3 – Investment Securities” for the income tax benefit related to these net realized losses, included in the consolidated statements of income in the line item “Income tax (benefit) expense.”

(2)

Represents the amortization of net actuarial loss relating to the Corporation’s defined benefit pension plan. This item is a component of net periodic pension cost and is included in the consolidated statements of income in the line item “Other noninterest income.”

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s AFS investment securities at the dates indicated.

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
State and municipals	$152,095	$172	$(11,869)	$140,398
Pass-through mortgage securities	159,514	128	(23,509)	136,133
Collateralized mortgage obligations	178,947	1,411	(18,240)	162,118
SBA agency obligations	109,012	342	(802)	108,552
Corporate bonds	119,000	—	(6,505)	112,495
	$718,568	$2,053	$(60,925)	$659,696

	December 31, 2023
State and municipals	$155,294	$317	$(11,990)	$143,621
Pass-through mortgage securities	165,734	—	(27,131)	138,603
Collateralized mortgage obligations	201,500	1,836	(21,074)	182,262
SBA agency obligations	126,228	331	(1,083)	125,476
Corporate bonds	119,000	—	(13,085)	105,915
	$767,756	$2,484	$(74,363)	$695,877

Small Business Administration (“SBA”) agency obligations are floating rate, government guaranteed securities backed by $84.3 million of commercial mortgages and $24.2 million of equipment finance loans at September 30, 2024.

At September 30, 2024 and December 31, 2023, investment securities with a carrying value of $280.7 million and $203.9 million, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at September 30, 2024 and December 31, 2023.

There was no allowance for credit losses associated with the investment securities portfolio at September 30, 2024 or December 31, 2023.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses at the dates indicated presented by the length of time the securities have been in a continuous unrealized loss position.

	September 30, 2024
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$3,038	$(31)	$121,565	$(11,838)	$124,603	$(11,869)
Pass-through mortgage securities	—	—	128,248	(23,509)	128,248	(23,509)
Collateralized mortgage obligations	—	—	97,893	(18,240)	97,893	(18,240)
SBA agency obligations	—	—	88,984	(802)	88,984	(802)
Corporate bonds	—	—	112,495	(6,505)	112,495	(6,505)
Total temporarily impaired	$3,038	$(31)	$549,185	$(60,894)	$552,223	$(60,925)

	December 31, 2023
State and municipals	$29,522	$(719)	$95,725	$(11,271)	$125,247	$(11,990)
Pass-through mortgage securities	2,361	(1)	134,558	(27,130)	136,919	(27,131)
Collateralized mortgage obligations	—	—	102,528	(21,074)	102,528	(21,074)
SBA agency obligations	98,879	(1,083)	—	—	98,879	(1,083)
Corporate bonds	—	—	105,915	(13,085)	105,915	(13,085)
Total temporarily impaired	$130,762	$(1,803)	$438,726	$(72,560)	$569,488	$(74,363)

State and Municipals

At September 30, 2024, approximately $124.6 million of state and municipal bonds had an unrealized loss of $11.9 million. Substantially all the state and municipal bonds are considered high investment grade and rated Aa2/AA- or higher. The unrealized loss is primarily attributable to changes in interest rates and illiquidity and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank has the ability to hold these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Pass-through Mortgage Securities

At September 30, 2024, pass-through mortgage securities of approximately $128.2 million had an unrealized loss of $23.5 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank has the ability to hold these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Collateralized Mortgage Obligations

At September 30, 2024, collateralized mortgage obligations of approximately $97.9 million had an unrealized loss of $18.2 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank has the ability to hold these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

SBA Agency Obligations

At September 30, 2024, SBA agency obligations of approximately $89.0 million had an unrealized loss of $802,000. These securities were issued by the SBA, a U.S. government agency and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuer continues to make timely principal and interest payments on the bonds. The Bank has the ability to hold these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Corporate Bonds

At September 30, 2024, approximately $112.5 million of corporate bonds had an unrealized loss of $6.5 million. The corporate bonds represent senior unsecured debt obligations of six of the largest U.S. based financial institutions, including JPMorgan Chase, Bank of America, Citigroup, Goldman Sachs, Morgan Stanley and Wells Fargo. Each of the corporate bonds has a stated maturity of ten years and matures in 2028. The bonds reprice quarterly based on the ten year constant maturity swap rate.

Each of the financial institutions is considered upper medium investment grade and rated A3 or higher. The unrealized loss is attributable to changes in credit spreads and interest rates and the illiquid nature of the securities. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Each of these financial institutions has diversified revenue streams, is well capitalized and continues to make timely interest payments. Management evaluates the quarterly financial statements of each company to determine if full payment of principal and interest is in doubt and does not believe there is any impairment at September 30, 2024.

Sales of AFS Securities. Sales of AFS securities were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Proceeds	$—	$145,451	$—	$—

Gains	$—	$—	$—	$—
Losses	—	(3,489)	—	—
Net loss	$—	$(3,489)	$—	$—

Income tax benefit related to the net realized losses for the nine months ended September 30, 2023 was $1.1 million and is included in the consolidated statements of income in the line item “Income tax (benefit) expense.”

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities and corporate bonds at September 30, 2024 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage and asset-backed securities, consisting of pass-through mortgage securities, collateralized mortgage obligations and SBA agency obligations. Although these securities are expected to have substantial periodic repayments, they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Within one year	$1,398	$1,394
After 1 through 5 years	137,566	130,523
After 5 through 10 years	37,000	34,567
After 10 years	95,131	86,409
Mortgage and asset-backed securities	447,473	406,803
	$718,568	$659,696

4 - LOANS

The following table sets forth the loans outstanding by class of loans at the dates indicated.

(in thousands)	September 30, 2024	December 31, 2023
Commercial and industrial	$146,440	$116,163
Commercial mortgages:
Multifamily	862,020	857,163
Other	828,028	829,090
Owner-occupied	259,960	233,461
Residential mortgages:
Closed end	1,103,937	1,166,887
Revolving home equity	36,962	44,070
Consumer and other	1,150	1,230
	$3,238,497	$3,248,064

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

Chargeoffs and deterioration in current and forecasted economic conditions, including adjustments for rent stabilization status of multifamily properties, were the main drivers of the provision recorded in the first nine months of 2024, partially offset by declines in historical loss rates and allowances on individually evaluated loans.

The following tables present the activity in the ACL for the periods indicated.

	Balance at			Provision (Credit) for	Balance at
(in thousands)	1/1/2024	Chargeoffs	Recoveries	Credit Losses	9/30/2024
Commercial and industrial	$2,030	$(938)	$53	$465	$1,610
Commercial mortgages:
Multifamily	6,817	(168)	—	2,385	9,034
Other	7,850	—	—	(684)	7,166
Owner-occupied	3,104	—	—	136	3,240
Residential mortgages:
Closed end	8,838	—	—	(1,531)	7,307
Revolving home equity	339	—	—	(66)	273
Consumer and other	14	(32)	—	35	17
	$28,992	$(1,138)	$53	$740	$28,647

	Balance at			Provision (Credit) for	Balance at
(in thousands)	7/1/2024	Chargeoffs	Recoveries	Credit Losses	9/30/2024
Commercial and industrial	$1,640	$(23)	$16	$(23)	$1,610
Commercial mortgages:
Multifamily	7,981	—	—	1,053	9,034
Other	7,612	—	—	(446)	7,166
Owner-occupied	3,042	—	—	198	3,240
Residential mortgages:
Closed end	7,899	—	—	(592)	7,307
Revolving home equity	292	—	—	(19)	273
Consumer and other	18	—	—	(1)	17
	$28,484	$(23)	$16	$170	$28,647

	Balance at			Provision (Credit) for	Balance at
(in thousands)	1/1/2023	Chargeoffs	Recoveries	Credit Losses	9/30/2023
Commercial and industrial	$1,543	$(439)	$60	$210	$1,374
Commercial mortgages:
Multifamily	8,430	—	—	(1,032)	7,398
Other	7,425	—	15	677	8,117
Owner-occupied	3,024	—	—	103	3,127
Residential mortgages:
Closed end	10,633	(170)	—	(1,187)	9,276
Revolving home equity	362	—	—	(7)	355
Consumer and other	15	(8)	—	9	16
	$31,432	$(617)	$75	$(1,227)	$29,663

	Balance at			Provision (Credit) for	Balance at
(in thousands)	7/1/2023	Chargeoffs	Recoveries	Credit Losses	9/30/2023
Commercial and industrial	$1,483	$(119)	$27	$(17)	$1,374
Commercial mortgages:
Multifamily	7,298	—	—	100	7,398
Other	8,022	—	15	80	8,117
Owner-occupied	3,161	—	—	(34)	3,127
Residential mortgages:
Closed end	9,619	(48)	—	(295)	9,276
Revolving home equity	369	—	—	(14)	355
Consumer and other	15	(8)	—	9	16
	$29,967	$(175)	$42	$(171)	$29,663

Aging of Loans. The following tables present the aging of loans past due and loans on nonaccrual status by class of loans.

	September 30, 2024
	Past Due			Nonaccrual
(in thousands)	30-59 Days	60-89 Days	90 Days or More and Still Accruing	With an Allowance for Credit Loss	With No Allowance for Credit Loss	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
Commercial and industrial	$—	$—	$—	$—	$—	$—	$146,440	$146,440
Commercial mortgages:
Multifamily	—	—	—	1,196	—	1,196	860,824	862,020
Other	—	—	—	—	—	—	828,028	828,028
Owner-occupied	—	—	—	—	—	—	259,960	259,960
Residential mortgages:
Closed end	346	—	—	—	1,703	2,049	1,101,888	1,103,937
Revolving home equity	—	—	—	—	—	—	36,962	36,962
Consumer and other	—	—	—	—	—	—	1,150	1,150
	$346	$—	$—	$1,196	$1,703	$3,245	$3,235,252	$3,238,497

	December 31, 2023
Commercial and industrial	$73	$—	$—	$722	$—	$795	$115,368	$116,163
Commercial mortgages:
Multifamily	—	—	—	—	—	—	857,163	857,163
Other	1,624	—	—	—	—	1,624	827,466	829,090
Owner-occupied	—	—	—	—	—	—	233,461	233,461
Residential mortgages:
Closed end	1,389	—	—	—	331	1,720	1,165,167	1,166,887
Revolving home equity	—	—	—	—	—	—	44,070	44,070
Consumer and other	—	—	—	—	—	—	1,230	1,230
	$3,086	$—	$—	$722	$331	$4,139	$3,243,925	$3,248,064

At September 30, 2024, there was one residential real estate loan for which formal foreclosure proceedings are in process with an amortized cost of $844,000. This loan is included in the column "Nonaccrual - With No Allowance for Credit Loss" in the September 30, 2024 table above. The Bank did not hold any foreclosed residential real estate property at  September 30, 2024. There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at  December 31, 2023.

Accrued interest receivable from loans totaled $10.7 million and $10.4 million at  September 30, 2024 and December 31, 2023, respectively, and is included in the line item “Other assets” on the consolidated balance sheets.

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

Credit Quality Indicators. The Bank categorizes loans into risk categories based on relevant information about the borrower’s ability to service their debt including, but not limited to, current financial information for the borrower and any guarantors, payment experience, credit underwriting documentation, public records, due diligence checks and current economic trends. Management analyzes loans and classifies them using risk rating matrices consistent with regulatory guidance as follows.

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

The following tables present the amortized cost basis of loans by class of loans, vintage and risk rating. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful. Also presented are gross chargeoffs recorded in the current year-to-date period by year of origination.

	September 30, 2024
	Term Loans by Origination Year						Revolving
(in thousands)	2024	2023	2022	2021	2020	Prior	Loans (1)	Total
Commercial and industrial:
Risk rating:
Pass	$61,965	$24,947	$16,566	$12,158	$11,236	$8,267	$8,022	$143,161
Watch	—	550	100	2,629	—	—	—	3,279
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$61,965	$25,497	$16,666	$14,787	$11,236	$8,267	$8,022	$146,440

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$(938)	$(938)

Commercial mortgages – multifamily:
Risk rating:
Pass	$30,262	$41,668	$188,658	$173,989	$33,989	$388,038	$125	$856,729
Watch	—	—	—	—	—	—	—	—
Special Mention	4,095	—	—	—	—	—	—	4,095
Substandard	—	—	—	—	—	1,196	—	1,196
Doubtful	—	—	—	—	—	—	—	—
	$34,357	$41,668	$188,658	$173,989	$33,989	$389,234	$125	$862,020

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$(168)	$—	$(168)

Commercial mortgages – other:
Risk rating:
Pass	$26,783	$75,713	$193,231	$214,760	$98,019	$199,338	$22	$807,866
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	20,162	—	20,162
Doubtful	—	—	—	—	—	—	—	—
	$26,783	$75,713	$193,231	$214,760	$98,019	$219,500	$22	$828,028

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgages – owner-occupied:
Risk rating:
Pass	$35,015	$22,057	$48,904	$51,610	$23,194	$69,094	$1,657	$251,531
Watch	—	254	3,252	4,923	—	—	—	8,429
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$35,015	$22,311	$52,156	$56,533	$23,194	$69,094	$1,657	$259,960

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

	September 30, 2024
	Term Loans by Origination Year						Revolving
(in thousands)	2024	2023	2022	2021	2020	Prior	Loans (1)	Total
Residential mortgages (2):
Risk rating:
Pass	$—	$27,300	$188,720	$158,686	$33,072	$693,013	$36,962	$1,137,753
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,703	—	1,703
Doubtful	—	—	—	—	—	—	—	—
	$—	$27,300	$188,720	$158,686	$33,072	$694,716	$36,962	$1,139,456

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other:
Risk rating:
Pass	$—	$39	$173	$—	$—	$100	$789	$1,101
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not Rated	—	—	—	—	—	—	49	49
	$—	$39	$173	$—	$—	$100	$838	$1,150

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$(32)	$(32)

Total Loans	$158,120	$192,528	$639,604	$618,755	$199,510	$1,380,911	$47,626	$3,237,054
Total gross chargeoffs	$—	$—	$—	$—	$—	$(168)	$(970)	$(1,138)

(1)	Includes revolving lines converted to term of $3.2 million of commercial and industrial, $1.0 million of owner-occupied commercial mortgage and $7.2 million of residential home equity.
(2)

Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes an adjustment of $1.4 million related to basis adjustments for loans in the closed portfolio under the portfolio layer method at September 30, 2024. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See "Note 7 - Derivatives" for more information on the fair value hedge.

5 - STOCK-BASED COMPENSATION

The following table presents a summary of restricted stock units (“RSUs”) outstanding at September 30, 2024 and changes during the nine month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2024	213,879	$16.04
Granted	231,467	10.54
Converted	(84,607)	14.04
Forfeited	(3,144)	11.77
Outstanding at September 30, 2024	357,595	$12.99	1.07	$4,602

As of September 30, 2024, there was $2.4 million of unrecognized compensation cost related to non-vested RSUs. The total cost is expected to be recognized over a weighted-average period of 1.5 years.

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

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2024:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$140,398	$—	$140,262	$136
Pass-through mortgage securities	136,133	—	136,133	—
Collateralized mortgage obligations	162,118	—	162,118	—
SBA agency obligations	108,552	—	108,552	—
Corporate bonds	112,495	—	112,495	—
	659,696	—	659,560	136
Derivative - interest rate swaps	418	—	418	—
	$660,114	$—	$659,978	$136

Financial Liabilities:
Derivative - interest rate swaps	$1,546	$—	$1,546	$—

December 31, 2023:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$143,621	$—	$143,429	$192
Pass-through mortgage securities	138,603	—	138,603	—
Collateralized mortgage obligations	182,262	—	182,262	—
SBA agency obligations	125,476	—	125,476	—
Corporate bonds	105,915	—	105,915	—
	695,877	—	695,685	192
Derivative - interest rate swaps	582	—	582	—
	$696,459	$—	$696,267	$192

State and municipal AFS securities measured using Level 3 inputs. The Bank held three non-rated bond anticipation notes with a book value of $136,000 at September 30, 2024. These bonds have a one year maturity and are issued by local municipalities that are customers of the Bank. Due to the short duration of the bonds, book value approximates fair value at September 30, 2024.

Land and Buildings. Premises and facilities held-for-sale of  $383,000 were sold for their carrying value in the second quarter  of 2024. These assets were measured at the lower of cost or fair value on a nonrecurring basis and reported in the line item “Other assets” in the consolidated balance sheets at  December 31, 2023.

Financial Instruments Not Recorded at Fair Value. Fair value estimates are made at a specific point in time. Such estimates are generally subjective in nature and dependent upon a number of significant assumptions associated with each financial instrument or group of similar financial instruments, including estimates of discount rates, liquidity, risks associated with specific financial instruments, estimates of f uture cash flow s, and relevant available market information. Changes in assumptions could significantly affect the estimates. In addition, fair value estimates do not reflect the value of anticipated future business, premiums or discounts that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument, or the income tax consequences of realizing gains or losses on the sale of financial instruments.

The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements.

	Level of	September 30, 2024		December 31, 2023
	Fair Value	Carrying		Carrying
(in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$78,568	$78,568	$60,887	$60,887
Loans, net	Level 3	3,209,850	2,941,156	3,219,072	2,945,864
Restricted stock	n/a	28,191	n/a	32,659	n/a

Financial Liabilities:
Checking deposits	Level 1	1,121,871	1,121,871	1,133,184	1,133,184
Savings, NOW and money market deposits	Level 1	1,594,317	1,594,317	1,546,369	1,546,369
Time deposits	Level 2	610,876	609,994	591,433	586,856
Overnight advances	Level 1	—	—	70,000	70,000
Other borrowings	Level 2	445,000	446,828	472,500	471,276

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

Fair Value Hedge. On March 16, 2023, the Bank entered into a three year interest rate swap with a notional amount totaling $300 million which was designated as a fair value hedge of certain fixed rate residential mortgages. The Bank pays a fixed rate of 3.82% and receives a floating rate based on the secured overnight financing rate (“SOFR”) for the life of the agreement without an exchange of the underlying notional amount. The hedge was determined to be effective during the nine months ended September 30, 2024 and the Corporation expects the hedge to remain effective during the remaining term of the swap. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in interest income.

The following table summarizes information about the interest rate swap designated as a fair value hedge.

September 30,
2024
Notional amount	$300 million
Fixed pay rate	3.82%
Overnight SOFR receive rate	5.33%
Maturity	1.46 years

The following table presents the amount recorded on the balance sheet related to cumulative basis adjustments for the fair value hedge as of the periods indicated.

	September 30,	December 31,
(in thousands)	2024	2023
Loans - Residential Mortgages:
Carrying amount of the hedged asset (1)	$449,737	$465,495
Fair value hedging adjustment included in the carrying amount of the hedged asset	1,443	(506)

(1)

This amount represents the amortized cost basis of the closed loan portfolio used to designate the hedging relationship in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedge period. At September 30, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $448.3 million. The cumulative basis adjustment associated with this hedging relationship was $1.4 million and the amount of the designated hedged item was $1.1 million.

During the first nine months of 2024, the Bank recorded a $3.5 million credit from the swap transaction as a component of interest income in the consolidated statements of income.

Derivatives Not Designated as Hedges. The Bank enters into interest rate swap agreements (“back-to-back swap”) that are not designated as hedging instruments. A back-to-back swap allows a borrower to effectively convert a variable rate loan to a fixed rate. The Bank originates a variable rate loan with a borrower and simultaneously enters into offsetting back-to-back swaps with the borrower and an unaffiliated dealer counterparty to minimize interest rate risk. In connection with each swap transaction, the Bank agrees to pay interest to the borrower on a notional amount at a variable interest rate and receives interest from the borrower on a similar notional amount at a fixed interest rate. Concurrently, the Bank agrees to pay the dealer counterparty the same fixed interest rate on the same notional amount and receives the same variable interest rate on the same notional amount. Because the Bank acts as an intermediary for its borrower, changes in the fair value of the underlying derivative contracts offset each other and do not impact the Bank’s results of operations.

	September 30, 2024
		Notional	Fair Value	Fair Value
(in thousands)	Positions	Amount	Asset	Liabilities
Derivatives not designated as hedging instruments included in other assets / other liabilities:
Interest rate swap with borrower	2	$15,619	$418	$—
Interest rate swap with offsetting counterparty	2	$15,619	$—	$418

During the first nine months of 2024, the Bank recorded $232,000 in back-to-back swap fee income, included in the consolidated statements of income in the line item “Other noninterest income.”

8 – BUSINESS COMBINATIONS

Proposed Merger with ConnectOne Bancorp, Inc. On September 4, 2024, the Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConnectOne Bancorp, Inc., a New Jersey corporation (“ConnectOne”), pursuant to which the companies will combine in an all-stock transaction. Under the terms of the Merger Agreement, the Corporation will merge into ConnectOne, with ConnectOne as the surviving corporation (the "merger"), and the Bank will merge into ConnectOne Bank, with ConnectOne Bank as the surviving institution (the “bank merger” and, together with the merger, the “transaction”). Upon closing of the transaction, the Corporation's shareholders will receive 0.5175 shares of ConnectOne common stock for each share of the Corporation's common stock (the “merger consideration”). The closing of the transaction is subject to customary closing conditions, including regulatory approvals and the approval of the shareholders of each company.

The foregoing description of the proposed merger and the Merger Agreement is not complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 2.1.

9 – CommitmentS and ContingenT LIABILITIES

From time to time, the Corporation and its subsidiaries may be a named defendant in legal actions incidental to the business. For some of these actions, there is always a possibility that the Corporation and/or its subsidiaries will sustain a financial loss. The following supplements the disclosure in Note L - Commitments and Contingent Liabilities of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

As previously disclosed in the Corporation's Current Report on Form 8-K dated August 28,2024, the Bank was notified by a customer of suspicious wire transfer activity in July 2024 involving the customer's bank accounts. The wire transfer activity arose as the result of unauthorized access to banking information within the customer's control.

The net amount of funds at issue, after the initial return of recalled wires, involved in the suspicious wire transfer activity is currently $11.1 million. The customer has made written demands for the restoration of the net amount of funds. The Bank disagrees with the customer's demands and the Bank will vigorously defend its position.

At this time, the Corporation believes that a potential loss to the Corporation is not considered probable. The Corporation has not accrued for a loss.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of The First of Long Island Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements and should be read in conjunction with such financial statements. The Corporation’s financial condition and operating results principally reflect those of its wholly owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly owned by the Bank, either directly or indirectly, FNY Service Corp. and The First of Long Island REIT, Inc. The consolidated entity is referred to as the Corporation and the Bank and its subsidiaries are collectively referred to as the Bank. The Bank’s primary service area is Nassau and Suffolk Counties on Long Island and the NYC boroughs of Queens, Brooklyn and Manhattan.

Overview

Net income and diluted earnings per share for the first  nine months of  2024  were  $13.8 million and $0.61, respectively, which includes after-tax merger and branch consolidation expenses of $981,000 or $0.05 diluted earnings per share, as compared to  $20.2 million and $0.89, respectively, for the same period last year. Dividends per share remained flat at  $0.63  for the  first nine months of  2024 , as compared to the  first nine months of  2023 . Returns on average assets (“ROA”) and average equity (“ROE”) for the first nine months of  2024 were  0.44% and  4.88%, respectively, compared to 0.64% and 7.29%, respectively, for the same period last year. Book value per share was  $17.25 at September 30, 2024 versus  $16.83 at year-end  2023.

Analysis of Earnings - Nine Month Periods . Net income and diluted earnings per share for the first nine months of 2024  were $13.8 million and $0.61 , respectively, which includes after-tax merger and branch consolidation expenses of $981,000 or $0.05 diluted earnings per share, compared to $20.2 million and $0.89 , respectively, in the same period last year. The principal drivers of the change in earnings were a decline in net interest income of  $11.7 million, a provision for credit losses of $740,000 compared to a provision reversal of $1.2 million in the prior period, a loss of  $3.5  million on the sales of securities in the first quarter  of  2023  and increases in the remaining noninterest income items of $1.4 million. Also contributing to the change in earnings was an increase in noninterest expense of $254,000. The first nine months of  2024 produced an ROA of 0.44% , ROE of 4.88% , net interest margin of 1.83%, and an efficiency ratio of 76.39%.

Net interest income declined when comparing the first nine months of  2024  and  2023  due to an increase in interest expense of  $23.4 million that was partially offset by a  $11.7 million increase in interest income. The cost of interest-bearing liabilities increased  109  basis points ("bps") while the yield on interest-earning assets increased  38  bps when comparing the nine-month periods. The Bank's balance sheet remains liability sensitive, however the pace of repricing of average interest-earning assets began outpacing the repricing of average interest-bearing liabilities in the third quarter of  2024 .

The Bank recorded a provision for credit losses of $740,000 for  t he  first nine months of  2024, compared to a provision reversal of  $1.2 million in the same period last year. The decline in the ACL in 2024  was driven largely by declines in historical loss rates and allowances on individually evaluated loans, partially offset by a deterioration in current and forecasted economic conditions, including adjustments for rent stabilization status of multifamily properties. The Bank’s ACL to total loans (reserve coverage ratio) remained stable at 0.88% of total loans at  September 30, 2024  and June 30, 2024 and 0.89% at December 31, 2023 . Past due loans and nonaccrual loans were $346,000 and $2.9 million, respectively, at  September 30, 2024 . The overall credit quality of the loan and investment portfolios remains strong.

Noninterest income, excluding the loss on the sales of securities of $3.5 million in the 2023 period, increased $1.4 million when comparing the nine-month periods. Recurring components of noninterest income including bank-owned life insurance (“BOLI”) and service charges on deposit accounts had increases of 8.0% and 13.4%, respectively. Other noninterest income increased 33.2% and included increases of $469,000 in merchant card services, $232,000 in back-to-back swap fee income and $181,000 in pension income, which were partially offset by a gain on disposition of premises and fixed assets of $240,000 in 2023.

Noninterest expense increased $254,000 for the first nine months of 2024 compared to the first nine months of 2023. The increase was primarily due to merger and branch consolidation expenses of $1.4 million recorded in the third quarter of 2024, partially offset by reductions in occupancy and equipment expense of $685,000 and telecommunications expense of $383,000. The decrease in occupancy and equipment expense was largely due to the ongoing branch optimization strategy, which resulted in closing various locations. Telecommunications expense decreased mainly due to efficiencies associated with system upgrades.

Income tax expense decreased $2.7 million and the effective tax rate (income tax expense as a percentage of pre-tax book income) declined from 11.6% to (0.3%) when comparing the nine-month periods. The decline in the effective tax rate was mainly due to an increase in the percentage of pre-tax income derived from the Bank’s REIT, reducing the state and local income tax due. The decrease in income tax expense reflects the lower effective tax rate and a decline in pre-tax income.

Liquidity. Total average deposits declined by $89.6 million when comparing the first nine months of 2024 and 2023. At September 30, 2024, overnight advances and other borrowings were down $70.0 million and $27.5 million, respectively, from year-end 2023. The Bank had $582.8 million in collateralized borrowing lines with the Federal Home Loan Bank ("FHLB") of New York and the Federal Reserve Bank ("FRB") at September 30, 2024, as well as a $20.0 million unsecured line of credit with a correspondent bank. We also had $312.9 million in unencumbered cash and securities. In total, we had approximately $915.7 million of available liquidity at September 30, 2024. Uninsured deposits were 45.9% of total deposits at September 30, 2024.

Capital. The Corporation’s capital position remains strong with a Leverage Ratio of approximately 10.13% at September 30, 2024. Book value per share was $17.25 at September 30, 2024, versus $16.83 at December 31, 2023. The accumulated OCI component of stockholders’ equity is mainly comprised of a net unrealized loss in the AFS securities portfolio due to higher market interest rates. The Bank declared its quarterly cash dividend of $0.21 per share during the quarter. There were no share repurchases during the quarter. The Board and management continue to evaluate the quarterly dividend to provide the best opportunity to maximize shareholder value.

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

	Nine Months Ended September 30,
	2024			2023
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$66,593	$2,724	5.46%	$52,163	$1,969	5.05%
Investment securities:
Taxable	620,721	17,977	3.86	564,857	13,908	3.28
Nontaxable (1)	152,758	3,636	3.17	209,566	5,033	3.20
Loans (1)	3,236,794	102,679	4.23	3,266,184	94,708	3.87
Total interest-earning assets	4,076,866	127,016	4.15	4,092,770	115,618	3.77
Allowance for credit losses	(28,590)			(30,531)
Net interest-earning assets	4,048,276			4,062,239
Cash and due from banks	32,844			31,410
Premises and equipment, net	30,979			32,107
Other assets	122,671			115,167
	$4,234,770			$4,240,923
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,589,154	33,637	2.83	$1,668,506	22,188	1.78
Time deposits	625,553	20,748	4.43	536,529	13,086	3.26
Total interest-bearing deposits	2,214,707	54,385	3.28	2,205,035	35,274	2.14
Overnight advances	9,303	392	5.63	14,993	596	5.31
Other borrowings	457,053	16,283	4.76	377,053	11,782	4.18
Total interest-bearing liabilities	2,681,063	71,060	3.54	2,597,081	47,652	2.45
Checking deposits	1,136,738			1,236,001
Other liabilities	38,354			37,736
	3,856,155			3,870,818
Stockholders' equity	378,615			370,105
	$4,234,770			$4,240,923

Net interest income (1)		$55,956			$67,966
Net interest spread (1)			0.61%			1.32%
Net interest margin (1)			1.83%			2.21%

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

	Three Months Ended September 30,
	2024			2023
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$33,463	$453	5.39%	$66,474	$902	5.38%
Investment securities:
Taxable	602,446	5,776	3.84	625,827	5,692	3.64
Nontaxable (1)	152,278	1,209	3.18	161,423	1,271	3.15
Loans	3,237,138	35,026	4.33	3,257,256	32,818	4.03
Total interest-earning assets	4,025,325	42,464	4.22	4,110,980	40,683	3.96
Allowance for credit losses	(28,495)			(29,981)
Net interest-earning assets	3,996,830			4,080,999
Cash and due from banks	33,028			33,420
Premises and equipment, net	30,754			32,268
Other assets	126,428			113,084
	$4,187,040			$4,259,771
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,614,294	12,117	2.99	$1,655,032	8,802	2.11
Time deposits	600,873	6,712	4.44	587,814	5,785	3.90
Total interest-bearing deposits	2,215,167	18,829	3.38	2,242,846	14,587	2.58
Overnight advances	8,793	125	5.66	3,478	50	5.70
Other borrowings	396,739	4,656	4.67	382,500	4,347	4.51
Total interest-bearing liabilities	2,620,699	23,610	3.58	2,628,824	18,984	2.87
Checking deposits	1,146,274			1,225,052
Other liabilities	36,805			38,123
	3,803,778			3,891,999
Stockholders' equity	383,262			367,772
	$4,187,040			$4,259,771

Net interest income (1)		$18,854			$21,699
Net interest spread (1)			0.64%			1.09%
Net interest margin (1)			1.89%			2.13%

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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2024 Versus 2023			2024 Versus 2023
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
			Net			Net
(in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest Income:
Interest-earning bank balances	$582	$173	$755	$(449)	$—	$(449)
Investment securities:
Taxable	1,456	2,613	4,069	(219)	303	84
Nontaxable	(1,347)	(50)	(1,397)	(74)	12	(62)
Loans	(775)	8,746	7,971	(204)	2,412	2,208
Total interest income	(84)	11,482	11,398	(946)	2,727	1,781
Interest Expense:
Savings, NOW & money market deposits	(1,061)	12,510	11,449	(245)	3,560	3,315
Time deposits	2,426	5,236	7,662	111	816	927
Overnight advances	(238)	34	(204)	76	(1)	75
Other borrowings	2,717	1,784	4,501	158	151	309
Total interest expense	3,844	19,564	23,408	100	4,526	4,626
Decrease in net interest income	$(3,928)	$(8,082)	$(12,010)	$(1,046)	$(1,799)	$(2,845)

Net Interest Income

Net interest income on a tax-equivalent basis for the nine months ended September 30, 2024 was $56.0 million, a decrease of $12.0 million, or 17.7%, from the same period of 2023. Net interest income declined due to an increase in interest expense of $23.4 million that was partially offset by a $11.7 million increase in interest income. The cost of interest-bearing liabilities increased 109 bps while the yield on interest-earning assets increased 38 bps when comparing the first nine months of 2024 and 2023. Net interest margin for the first nine months of 2024 was 1.83% compared to 2.21% for the same period of 2023.

Noninterest Income

Noninterest income includes BOLI, service charges on deposit accounts, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income, excluding the loss on the sales of securities of $3.5 million in the 2023 period, increased $1.4 million when comparing the nine-month periods of 2024 and 2023. Recurring components of noninterest income including BOLI and service charges on deposit accounts had increases of 8.0% and 13.4%, respectively. Other noninterest income increased 33.2% and included increases of $469,000 in merchant card services, $232,000 in back-to-back swap fee income and $181,000 in pension income, which were partially offset by a gain on disposition of premises and fixed assets of $240,000 in 2023.

Noninterest Expense

Noninterest expense is comprised of salaries and employee benefits, occupancy and equipment expense, merger expense, branch consolidation expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense increased  $254,000, or 0.5%, when comparing the  nine-month periods of 2024  and  2023 .  The increase was primarily due to merger and branch consolidation expenses of $1.4 million recorded in the third quarter of  2024 , partially offset by reductions in occupancy and equipment expense of $685,000 and telecommunications expense of $383,000. The decrease in occupancy and equipment expense was largely due to the ongoing branch optimization strategy, which resulted in closing various locations. Telecommunications expense decreased mainly due to efficiencies associated with system upgrades.

Income Taxes

Income tax expense decreased $2.7 million and the effective tax rate declined from 11.6% to (0.3%) when comparing the nine-month periods of 2024 and 2023. The decline in the effective tax rate is mainly due to an increase in the percentage of pre-tax income derived from the Bank’s REIT, reducing the state and local income tax due. The decrease in income tax expense reflects the lower effective tax rate and a decline in pre-tax income.

Results of Operations - Third Quarter 2024 Versus Third Quarter 2023

Net income for the third quarter of 2024 was $4.6 million and decreased $2.2 million, or 32.4%, from $6.8 million earned in the same quarter of last year. The decrease was mainly attributable to a $2.8 million decline in net interest income, a $341,000 increase in the provision for credit losses and $1.4 million of merger and branch consolidation expenses in the current quarter, which were partially offset by an increase in noninterest income of $966,000. The changes in net interest income and noninterest income were for substantially the same reasons discussed above with respect to the nine-month periods. The quarter produced an ROA of 0.44%, ROE of 4.77%, net interest margin of 1.89% and an efficiency ratio of 79.09%.

Significant Events

On September 4, 2024, the Corporation entered into a Merger Agreement with ConnectOne pursuant to which the companies will combine in an all-stock transaction. Under the terms of the Merger Agreement, the Corporation will merge into ConnectOne, with ConnectOne as the surviving corporation, and the Bank will merge into ConnectOne Bank, with ConnectOne Bank as the surviving institution. Upon closing of the transaction, the Corporation's shareholders will receive 0.5175 shares of ConnectOne common stock for each share of the Corporation's common stock. The closing of the transaction is subject to customary closing conditions, including regulatory approvals and the approval of the shareholders of each company.

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

Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current conditions and reasonable and supportable forecasts. In doing so, management considers a variety of Q-factors and then subjectively determines the weight to assign to each in estimating losses. The factors include: (1) changes in lending policies and procedures; (2) experience, ability and depth of lending staff; (3) trends in average loan growth and concentrations; (4) changes in the quality of the loan review function; (5) delinquencies; (6) environmental risks; (7) current and forecasted economic conditions as judged by things such as unemployment levels and GDP; (8) changes in the value of underlying collateral as judged by things such as median home prices and forecasted vacancy rates in the Bank’s service area; (9) rent regulation status of multifamily properties; and (10) direction and magnitude of risks in the portfolio. The Bank’s ACL allocable to its loan pools results primarily from these Q-factor adjustments to historical loss experience with the largest sensitivity of the ACL arising from loan growth, loan concentrations and economic forecasts of unemployment, GDP and vacancies. At September 30, 2024, the ACL was composed approximately 81% of Q-factors, 18% of historical losses and 1% reserves on individually evaluated loans. Because of the nature of the Q-factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect lifetime losses in the portfolio.

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

	September 30,	December 31,
(in thousands)	2024	2023
Loans including modifications to borrowers experiencing financial difficulty:
Modified and performing according to their modified terms	$424	$431
Past due 30 through 89 days	346	3,086
Past due 90 days or more and still accruing	—	—
Nonaccrual	2,899	1,053
	3,669	4,570
Other real estate owned	—	—
	$3,669	$4,570

The disclosure of other potential problem loans can be found in “Note 4 – Loans” to the Corporation’s consolidated financial statements of this Form 10-Q.

At September 30, 2024 , commercial mortgages comprised $2.0 billion, or 60%, of total loans outstanding, with an average loan size of $2.4 million, a weighted average loan-to-value (“LTV”) of 50.4% and a weighted average debt service coverage ratio (“DSCR”) of 2.12x. Multifamily loans made up 44% of the commercial real estate portfolio, amounting to $862.0 million at September 30, 2024 . Multifamily loans had an average loan size of $2.4 million, a weighted average LTV of 50.4%, a weighted average DSCR of 1.92x and 52.7% were majority rent regulated.

Allowance and Provision for Credit Losses

The ACL is established through provisions for credit losses charged against income. When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged off against the ACL, and subsequent recoveries, if any, are credited to the ACL.

The ACL decreased $345,000 during the first nine months of 2024, amounting to $28.6 million, or 0.88% of total loans, at September 30, 2024 compared to $29.0 million, or 0.89% of total loans, at December 31, 2023. During the first nine months of 2024, the Bank had loan chargeoffs of $1.1 million, recoveries of $53,000 and recorded a provision for credit loss of $740,000. The decline in the ACL in 2024 was driven largely by declines in historical loss rates, outstanding loans and allowances on individually evaluated loans, partially offset by a deterioration in current and forecasted economic conditions, including adjustments for rent stabilization status of multifamily properties. During the first nine months of 2023, the Bank had loan chargeoffs of $617,000, recoveries of $75,000 and recorded a reversal of $1.2 million from the ACL. The reversal from the ACL in the 2023 period was mainly due to improvements in historical loss rates, declines in outstanding loans, and improved current and forecasted economic conditions, partially offset by net chargeoffs of $542,000.

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

The amount of future chargeoffs and provisions for credit losses will be affected by economic conditions on Long Island and in the boroughs of NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at September 30, 2024. The majority of these loans are collateralized by properties located on Long Island and in the boroughs of NYC. While business activity in the New York metropolitan area has improved, inflation, increasing interest rates and government regulation pose economic challenges and may result in higher chargeoffs and provisions.

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

The Corporation’s cash and cash equivalent position at September 30, 2024 was  $78.6  million versus  $60.9 million at December 31, 2023 . The increase occurred primarily because cash provided by sales, paydowns or repayments of securities and loans, deposit inflows, proceeds from borrowings and operations exceeded cash used to repay deposits and borrowings, purchase securities, originate loans and pay cash dividends.

Securities decreased  $36.2 million during the first  nine months  of  2024 , from $695.9  million at year-end  2023 to  $659.7 million at September 30, 2024 . The decrease was primarily attributable to  $51.3  million in paydowns and maturities, partially offset by a decrease in the unrealized loss of $13.0 million .

The Bank’s securities portfolio comprised 16% of total assets at September 30, 2024 and had a duration of approximately 3.3 years. Approximately 34% of the portfolio was comprised of floating rate assets, including $108.6  million of SBA agency obligations with a current yield of 6.21% that reprice quarterly based on the prime rate and $112.5  million of floating rate corporate bonds with a current yield of approximately 3.79% that reprice quarterly based on the ten year constant maturity swap rate.

Government agency fixed rate mortgage-backed securities, including collateralized mortgage obligations, were $298.3  million and comprised 45% of the investment portfolio at September 30, 2024 . This portfolio had a current yield of 2.58%. The Bank expects approximately $77.3 million of cash inflows from the investment securities portfolio over the next twelve months and will consider reinvesting them in higher yielding agency mortgage securities that provide some lock out protection when rates eventually decline. The remaining 21% of the portfolio is invested in tax exempt municipal bonds that currently yield 3.17% on a tax adjusted basis.

The $3.2 billion loan portfolio was comprised of $2.0 billion of commercial mortgages, $1.1 billion of residential mortgages and $146.4 million of commercial and industrial loans. Approximately $669.9 million, or 20.7%, will reprice by September 30,2025, of which $300.0 million is related to the three-year interest rate swap transaction previously discussed. The Bank expects an additional $235.4 million, or 7.3%, of the loan portfolio to reprice from approximately 3.45% to 6.45% from September 30,2025 to September 30, 2026 based on current rates. We expect approximately $354.2 million of cash inflows from the mortgage loan portfolio over the next twelve months.

During the first nine months of 2024, total deposits grew $56.1 million or 1.7%, to $3.3 billion at September 30, 2024. The increase was attributable to growth in savings, NOW and money market deposits of $47.9 million and time deposits of $19.4 million, partially offset by a decline in noninterest-bearing checking deposits of $11.3 million. Noninterest-bearing checking deposits of $1.1 billion represent 33.7% of total deposits. Brokered time deposits remained relatively flat during the first nine months of 2024, totaling $175.0 million, or 5.3%, of total deposits. Brokered time deposits have a weighted average cost of 4.85% and an average maturity of approximately 10 months, of which $45.0 million, or 26%, will mature in the first quarter of 2025 with an average cost of 4.85%. Reciprocal deposits under the Insured Cash Sweep (“ICS”) program were $10.4 million at September 30, 2024.

There were no overnight advances at September 30, 2024, compared to $70.0 million at year-end 2023. Other borrowings decreased $27.5 million, or 5.8%, during the first nine months of 2024, to $445.0 million at September 30, 2024. Maturities of $245.0 million with a weighted average rate of 4.41% were partially offset by new borrowings of $272.5 million with a weighted average rate of 4.76%. Other borrowings at September 30, 2024 had a weighted average cost of 4.49% and an average maturity of 13 months.

Liquidity. The Bank has a board committee approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are maturities and monthly payments from its investment securities and loan portfolios, operations and sales of investment securities designated as AFS. At September 30, 2024, the Bank had approximately $266.5 million of unencumbered AFS securities.

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

The Bank had $582.8 million available in collateralized borrowing lines with the FHLB of New York and the FRB of New York at September 30, 2024 , as well as a $20.0 million unsecured line of credit with a correspondent bank. We also had $312.9 million in unencumbered cash and securities. In total, we had approximately $915.7 million of available liquidity, compared to an aggregate of uninsured and uncollateralized deposits of approximately $969.1 million. Uninsured and uncollateralized deposits represented 29.1% of total deposits.

Capital

Stockholders’ equity was $388.6  million at September 30, 2024 versus $380.1  million at December 31, 2023 . The increase was mainly due to net income of  $13.8 million, partially offset by cash dividends declared of  $14.2 million, common stock repurchases of $2.0 million and a decrease in the unrealized after-tax loss on the Bank’s AFS investment securities of $8.9  million.

The Corporation’s ROA and ROE for the first  nine months  of  2024 were  0.44% and 4.88% , respectively, compared to  0.64% and 7.29% , respectively, for the  2023 period. The first  nine months  of  2024 includes pre-tax merger and consolidation expenses of $1.4 million. Book value per share was  $17.25 at September 30, 2024 , compared to  $16.83 at year-end 2023 . Based on the Corporation’s market value per share at September 30, 2024 of $12.87 , the dividend yield is 6.5% .

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

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The leverage ratios of the Corporation and the Bank at September 30, 2024 were 10.13% and 10.10%, respectively, and satisfies the well capitalized ratio requirements under the Prompt Corrective Action statutes. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of CECL.

The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The stock repurchase program does not obligate the Corporation to purchase shares and there is no guarantee as to the exact number of shares that may be repurchased pursuant to this program, which is subject to market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity and other factors deemed appropriate. No shares were repurchased in the third quarter of 2024 and we do not expect to utilize the remainder of this authorization as the Merger Agreement prohibits us from engaging in additional share repurchases without the consent of ConnectOne.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows: (1) a calculation of the Corporation’s EVE at September 30, 2024 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions; and (2) an estimate of net interest income for the year ending  September 30, 2025 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that is intended to reflect a static balance sheet. In addition, in calculating EVE, cash flows for nonmaturity deposits are assumed to have an overall life of 6.1  years based on the current mix of such deposits and the most recently updated nonmaturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending September 30, 2025 and calculations of EVE at September 30, 2024 assuming rate changes of plus and minus 100, 200 and 300 bps. The rate change scenarios were selected based on the relative level of current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income; (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities; and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that is intended to reflect a static balance sheet. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at September 30, 2024		Year Ending September 30, 2025
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$403,814	-21.6%	$70,720	-10.6%
+ 200 basis point rate shock	438,387	-14.9%	73,412	-7.2%
+ 100 basis point rate shock	479,448	-6.9%	76,510	-3.3%
Base case (no rate change)	515,083	—	79,123	—
- 100 basis point rate shock	537,376	4.3%	81,321	2.8%
- 200 basis point rate shock	539,815	4.8%	82,279	4.0%
- 300 basis point rate shock	523,793	1.7%	82,475	4.2%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 bps could negatively impact the Bank’s net interest income for the year ended September 30,2025 because the Bank might need to increase the rates paid on its nonmaturity deposits to remain competitive and any time deposits or borrowings that mature would reprice at a higher interest rate. In addition, the Bank’s securities portfolio, excluding corporate bonds and SBA agency obligations, and a large portion of its loan portfolio do not immediately reprice with changes in market rates. At September 30, 2024, approximately $890.9 million, or 22.9%, of the Bank's loans and securities reprice or mature within one year. An immediate decrease in interest rates of 100, 200 or 300 bps could positively impact the Bank’s net interest income for the same time period because the Bank would pay less for time deposits or borrowings that mature and reprice at a lower interest rate and would be able to reduce nonmaturity deposit rates while the downward repricing of its assets would lag. The positive impact on net interest income of an immediate decrease in interest rates is somewhat constrained because the decrease is assumed to occur uniformly across the inverted yield curve. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a material impact on the net interest income amounts shown for each scenario in the table.

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

Our forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates and the rate of inflation; changes in the shape of the yield curve; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. As the result of the proposed merger with ConnectOne, forward-looking statements are also subject to the following additional risks: expenses related to our proposed merger with ConnectOne, unexpected delays related to the merger, required regulatory and/or shareholder approvals not being obtained or a failure to satisfy other customary closing conditions required to complete the merger. We provide greater detail regarding some of these factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, in Part I under “Item 1A. Risk Factors” and in this Quarterly Report on Form 10-Q under “Item 1A. Risk Factors.” Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the Securities and Exchange Commission ("SEC") from time to time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Corporation is involved in various legal actions and claims arising in the normal course of its business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Corporation's financial condition and results of operations.

ITEM 1A. RISK FACTORS

Risk Related to Merger Activity

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors relating to the Corporation’s proposed merger with ConnectOne (the "merger") represent a material update and addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The risk factors set forth below also identify important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. In the discussion below, references to the “Merger Agreement” mean the Agreement and Plan of Merger, dated September 4, 2024, by and between ConnectOne and the Corporation.

Because the market price of ConnectOne common stock will fluctuate, the value of the merger consideration to be received by our shareholders may change.

On September 4, 2024, the Corporation announced the signing of the Merger Agreement with ConnectOne, pursuant to which the Corporation will merge with and into ConnectOne, with ConnectOne as the surviving entity. Under the terms of the Merger Agreement and upon completion of the merger, each share of the Corporation’s common stock (other than certain shares held by the Corporation or ConnectOne), will be converted into the right to receive 0.5175 shares of common stock of ConnectOne. The closing price of ConnectOne’s common stock on the date that the merger is completed may vary from the closing price of ConnectOne’s common stock on the date ConnectOne and the Corporation announced the signing of the Merger Agreement and the date of the special meeting of the Corporation’s shareholders regarding the merger. Because the merger consideration is determined by a fixed exchange ratio, the Corporation’s shareholders will not know or be able to calculate the value of the shares of ConnectOne’s common stock they will receive upon completion of the merger. Any change in the market price of ConnectOne’s common stock prior to completion of the merger may affect the value of the merger consideration. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the companies’ respective businesses, operations and prospects, and regulatory considerations, among other things. Many of these factors are beyond the control of ConnectOne and the Corporation.

Regulatory approvals required to complete the merger may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the merger may be completed, various approvals must be obtained from bank regulatory authorities. In determining whether to grant these approvals, the applicable regulatory authorities consider a variety of factors, including the competitive impact of the proposal in the relevant geographic markets; financial, managerial and other supervisory considerations of each party; convenience and needs of the communities to be served and the record of the insured depository institution subsidiaries under the Community Reinvestment Act of 1977 and the regulations promulgated thereunder; effectiveness of the parties in combating money laundering activities; any significant outstanding supervisory matters; and the extent to which the proposal would result in greater or more concentrated risks to the stability of the United States banking or financial system. These regulatory authorities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the merger or of imposing additional costs or limitations on the combined company following the merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the merger that are not anticipated or cannot be met. If the consummation of the merger is delayed, including by a delay in receipt of necessary regulatory approvals, the business, financial condition and results of operations of the Corporation may also be materially and adversely affected.

Failure to complete the merger, the termination of the Merger Agreement or a significant delay in the consummation of the merger could negatively impact the Corporation.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. These conditions to the consummation of the merger may not be fulfilled and, accordingly, the merger may not be completed. In addition, if the merger is not completed by September 4, 2025, either ConnectOne or the Corporation may choose to terminate the Merger Agreement at any time after that date, provided that the failure to complete the merger on or before that date is not due to the failure of the party seeking to terminate the Merger Agreement to perform or observe the covenants and agreements of such party under the Merger Agreement. If the merger is not consummated, the ongoing business, financial condition and results of operations of the Corporation may be materially adversely affected and the market price of the Corporation’s common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the merger will be consummated.

In addition, the Corporation has incurred and will further incur substantial expenses in connection with the completion of the merger. If the merger is not completed, the Corporation would have to recognize these expenses without realizing the expected benefits of the merger. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the merger, including the diversion of management attention from pursuing other opportunities and the constraints in the Merger Agreement on the ability to make significant changes to the Corporation’s ongoing business during the pendency of the merger, could have a material adverse effect on the Corporation’s business, financial condition and results of operations. If the Merger Agreement is terminated and the Corporation’s board of directors seeks another merger or business combination, the Corporation’s shareholders cannot be certain that the Corporation will be able to find a party willing to engage in a transaction on more attractive terms than the merger with ConnectOne.

The Corporation will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees, customers and vendors may have an adverse effect on the business, financial condition and results of operations of the Corporation. These uncertainties may impair the Corporation’s ability to attract, retain and motivate key personnel and customers pending the consummation of the merger, as such key personnel and customers may experience uncertainty about their future roles and relationships following the consummation of the merger. Additionally, these uncertainties could cause customers, vendors and others who deal with the Corporation to seek to change existing business relationships with the Corporation or fail to extend an existing relationship with the Corporation. In addition, competitors may target the Corporation’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the merger.

The pursuit of the merger and the preparation for the integration may place a burden on the Corporation’s management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on the Corporation’s business, financial condition and results of operations. In addition, the Merger Agreement restricts each party from taking certain actions without the other party’s consent while the merger is pending. These restrictions could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

The Merger Agreement limits the per share cash dividend that the Corporation may pay after June 30, 2025.

Pursuant to the Merger Agreement, for the first three quarterly dividends paid after signing the Merger Agreement, the Corporation may declare and pay a quarterly cash dividend in an amount not to exceed its most recent per share dividend amount of $0.21. If the merger has not closed by June 30, 2025, the Corporation may thereafter continue to declare and pay a quarterly cash dividend; however, the per share amount of any such quarterly dividend may not exceed an amount equal to ConnectOne’s quarterly per share cash dividend multiplied by 0.5175 (the exchange ratio in the merger). ConnectOne’s most recent quarterly cash dividend was $0.18 per share. ConnectOne and the Corporation currently anticipate the merger will close in mid-2025, subject to customary closing conditions, including regulatory approvals and the approval of the shareholders of each company. There is no assurance that the merger will close by June 30, 2025 or that the Corporation will continue to pay its quarterly cash dividend at the rate of $0.21 per share through June 30, 2025.

The Merger Agreement contains provisions that may discourage other companies from pursuing, announcing or submitting a business combination proposal to the Corporation that might result in greater value to the Corporation’s shareholders.

The Merger Agreement contains provisions that may discourage a third party from pursuing, announcing or submitting a business combination proposal to the Corporation that might result in greater value to the Corporation’s shareholders than the merger with ConnectOne. These provisions include a general prohibition on the Corporation from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. Furthermore, if the Merger Agreement is terminated, under certain circumstances, the Corporation may be required to pay ConnectOne a termination fee of approximately $11.8 million.

Litigation against the Corporation or ConnectOne, or the members of the Corporation’s or ConnectOne’s board of directors, could prevent or delay the completion of the merger.

Purported shareholder plaintiffs may assert legal claims related to the merger. The results of any such potential legal proceeding would be difficult to predict and such legal proceedings could delay or prevent the merger from being completed in a timely manner. Moreover, any litigation could be time consuming and expensive, and could divert attention of the Corporation’s and ConnectOne's respective management teams away from their companies’ regular business. Any lawsuit adversely resolved against the Corporation, ConnectOne or members of their respective boards of directors, could have a material adverse effect on each party’s business, financial condition and results of operations.

One of the conditions to the consummation of the merger is the absence of any law, order, decree or injunction (whether temporary, preliminary or permanent) or other action taken by the governmental authority of competent jurisdiction that restricts, enjoins or prohibits or makes illegal the consummation of the transaction contemplated by the Merger Agreement, including the merger. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a governmental authority issues an order or other directive restricting, prohibiting or making illegal the completion of the transaction contemplated by the Merger Agreement, including the merger, then such injunctive or other relief may prevent the merger from being completed in a timely manner or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases. The Corporation's Board of Directors approved a $30 million common stock repurchase program that was announced on January 31, 2022, pursuant to which the Corporation is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The Corporation did not repurchase any shares in the third quarter of 2024 and we do not expect to utilize the remainder of this authorization as the Merger Agreement prohibits us from engaging in additional share repurchases without the consent of ConnectOne. See “Note 8 – Business Combination” to the Corporation’s consolidated financial statements of this Form 10-Q for further details.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

(c) Securities Trading Plan of Directors and Executive Officers

During the three months ended September 30, 2024, none of the directors or executive officers of the Corporation adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

ITEM 6. EXHIBITS

See Index of Exhibits that follows.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger dated September 4, 2024 by and between ConnectOne Bancorp, Inc., and The First of Long Island Corporation (incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K filed on September 5, 2024)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: October 28, 2024	By /s/ CHRISTOPHER BECKER
Christopher Becker, President & Chief Executive Officer
(principal executive officer)

By /s/ JANET T. VERNEUILLE
Janet T. Verneuille, Senior Executive Vice President,
Chief Financial Officer & Treasurer
(principal financial officer)