Form 10-K
period 2024-12-31
FIRST OF LONG ISLAND CORP
filed 2025-03-12
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2024

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

The aggregate market value of the Corporation’s voting common stock held by nonaffiliates as of June 30, 2024, the last business day of the Corporation’s most recently completed second fiscal quarter, was $213.4 million. This value was computed by reference to the price at which the stock was last sold on June 30, 2024 and excludes $12.2 million representing the market value of common stock beneficially owned by directors and executive officers of the registrant.

As of March 7, 2025, the registrant had 22,635,334 of shares of common stock, $0.10 par value per share, outstanding.

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

The Bank did not commence, abandon or significantly change any of its lines of business during 2024.

Recent Developments

On September 4, 2024, the Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConnectOne Bancorp, Inc., a New Jersey corporation (“ConnectOne”), pursuant to which the companies will combine in an all-stock transaction. Under the terms of the Merger Agreement, the Corporation will merge into ConnectOne, with ConnectOne as the surviving corporation (the "merger"), and the Bank will merge into ConnectOne Bank, with ConnectOne Bank as the surviving institution (the “bank merger” and, together with the merger, the “transaction”). Upon closing of the transaction, the Corporation's shareholders will receive 0.5175 shares of ConnectOne common stock for each share of the Corporation's common stock (the “merger consideration”). The Corporation held a special meeting of shareholders on February 14, 2025 at which time the Corporation's shareholders approved the Merger Agreement and the transactions contemplated thereunder. The merger remains subject to the receipt of certain regulatory approvals and the satisfaction of other customary closing conditions. The Corporation expects the transaction to close in the second quarter of 2025.

The foregoing description of the proposed merger and the Merger Agreement is not complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is attached to this Annual Report on Form 10-K as Exhibit 2.1.

Litigation. From time to time, the Corporation and its subsidiaries may be a named defendant in legal actions incidental to the business. For some of these actions there is always a possibility that the Corporation will sustain a financial loss.

As previously disclosed in the Corporation’s Current Report on Form 8-K dated August 28, 2024, the Bank was notified by a customer of suspicious wire transfer activity in July 2024 involving the customer's bank accounts. The wire transfer activity arose as the result of unauthorized access to banking information within the customer's control, and upon completion of an internal procedural investigation, the Bank determined that it followed its reasonable procedures regarding online wire transfers. On January 22, 2025, the customer filed a lawsuit against the Corporation and the Bank claiming monetary damages of approximately $11.1 million, the net amount of funds involved in the suspicious wire transfer activity. The Corporation and Bank intend to vigorously defend against the lawsuit.

Markets Served and Products Offered

The Bank serves the financial needs of small to middle market businesses, professional service firms, not-for-profits, municipalities and consumers primarily in Nassau and Suffolk Counties of Long Island, and the boroughs of New York City (“NYC”). The Bank has 37 branch locations including 16 branches in Nassau, 16 in Suffolk, three in Queens, one in Brooklyn and one in Manhattan. During 2024, the Bank closed and consolidated four branches within its footprint and opened one branch in eastern Suffolk County. The Bank continues to evaluate the strategic placement of its branch network and invests in digital channels to best serve customer demand both within and beyond its physical locations.

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

The Bank offers trust, estate, custody and investment services through a partnership with Financial Resources Group, an affiliate of LPL Financial ("LPL"). The Bank offers credit cards through a partnership with TCM Bank, N.A., a subsidiary of ICBA Payments. The Bank currently does not originate residential mortgage loans but does refer residential mortgage loans to Rocket Mortgage® through a co-marketing referral agreement.

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

At year end 2024 and 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Bank’s investment portfolio at December 31, 2024 was comprised of available-for-sale (“AFS”) securities totaling $624.8 million and was made up of state and municipal securities of $135.5 million, pass-through mortgage securities of $129.4 million, CMOs of $145.1 million, SBA agency obligations of $101.4 million and corporate bonds of $113.3 million. Substantially all the municipal securities are rated AA or better. The pass-through mortgage securities and CMOs are issued by Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”). GNMA is a U.S. government agency and FNMA and FHLMC are U.S. government-sponsored agencies. SBA agency obligations are floating rate, government guaranteed securities backed by $78.3 million of commercial mortgages and $23.1 million of equipment finance loans at December 31, 2024. The corporate bonds are investment grade securities issued by large U.S. based financial institutions with variable rates that reset quarterly based on the ten-year swap rate.

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

The Bank’s loan portfolio is primarily comprised of loans to small and middle market businesses, professional service firms, real estate investors and consumers on Long Island and in the boroughs of NYC. The Bank’s range of lending services includes commercial mortgage loans, commercial and industrial loans, standby letters of credit, SBA loans, construction and land development loans and consumer loans. Commercial lending is emphasized and supported by increases in credit and lending staff.

The Bank makes both fixed and variable rate loans. Variable rate loans reprice primarily with changes in the prime interest rate as published in The Wall Street Journal, U.S. Treasury rates and the Secured Overnight Financing Rate (“SOFR”).

Commercial and Industrial Loans. Commercial and industrial loans include short-term business loans and lines of credit; revolving credit facilities, term and installment loans; common interest realty association (“CIRA”) loans, asset-based loans, leveraged loans and small business loans. Commercial and industrial loans may be secured by general business assets, specific equipment, cash and other liquid collateral, or real estate. The Bank makes commercial and industrial loans on a demand basis, short-term basis, installment or revolving basis. Short-term business loans are generally due and payable within one year and should be self-liquidating during the normal course of the borrower’s business cycle. Lines of credit are reaffirmed annually and generally require an annual cleanup period. Revolving credit facilities, term and installment loans are usually due and payable within five years. The Bank’s loan policy delineates the minimum required guarantee based on specific loan categories.

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

Construction Loans. The Bank makes loans to finance the construction of both residential and commercial properties. The maturity of such loans is generally 24 months or less and advances are made as the construction progresses. The advances can require the submission of bills and lien waivers by the contractor, verification by a Bank-approved inspector that the work has been performed, and title insurance updates to ensure that no intervening liens have been placed. The Bank also will consider loans on unimproved land subject to a maximum loan-to-value of 50% and a maximum 10-year term and amortization. Variable rate construction and land development loans are included in commercial mortgages on the consolidated balance sheets.

Consumer Loans and Lines. The Bank makes secured and unsecured consumer loans and establishes revolving overdraft lines of credit. Consumer loans are generally made on an installment basis over terms not in excess of five years. In reviewing loans and lines for approval, the Bank generally considers the borrower’s ability to repay, stability of employment and residence and past credit history.

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

Human Capital Resources

We aspire to provide all employees equal opportunity to realize their maximum potential with the Bank. We are a diverse workplace that encourages open and honest employee comment without retaliation. We believe our workforce is reflective of the communities in which we live and work. Using employee feedback, we implemented initiatives to improve communication and enhance employee development opportunities.

Employee Profile. At December 31, 2024, we had approximately 265 full time equivalent employees in locations across the New York ("NY") metropolitan area. This represents a decrease of 23 employees, or 8.0%, from December 31, 2023 due to factors such as branch closures and employee retirements.

Total Rewards. As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to base wages, additional programs include annual equity and/or cash incentive opportunities, a Corporation matched 401(k) plan, a defined benefit pension plan, healthcare and insurance benefits, health savings accounts, transit benefits, flexible spending accounts, paid time off, family leave and employee assistance programs.

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

Talent. A core tenet of maintaining our highly skilled workforce is to foster career opportunities for existing staff while actively recruiting seasoned bankers for certain roles. Hiring entry level staff is also important as we prepare for our future. These approaches create loyalty in our employee base while also bringing in new perspectives and ideas to help us grow the business, expand our product lines and benefit our customers. We believe a favorable reputation in the marketplace and our corporate headquarters centrally located in Melville on Long Island allows us to attract highly skilled workers. We use internal and external resources to identify the best job candidates while encouraging employee referrals for open positions. We have an active intern program.

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

As a national bank, the Bank is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). Insured banks, such as the Bank, are subject to extensive regulation of many aspects of their businesses. These regulations generally relate to: (1) the nature and amount of loans that may be made by the Bank and the rates of interest that may be charged; (2) types and amounts of other investments; (3) branching; (4) anti-money laundering and Office of Foreign Control ("OFAC"); (5) permissible activities; (6) information security and technology; and (7) dealings with officers, directors and affiliates.

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

Payment of Dividends. The source of the Corporation’s liquidity is dividends from the Bank. Prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status and absent affirmative governmental approvals, during 2025 the Bank could declare dividends to the Corporation of approximately $6.3 million plus any 2025 net profits retained to the date of the dividend declaration.

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

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The leverage ratio of the Corporation and the Bank at December 31, 2024 was 10.12% and 10.11%, respectively. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of the current expected credit loss (“CECL”) methodology.

PCA Regulations. The Federal Deposit Insurance Act, as amended (“FDIA”), requires that the federal banking agencies take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers for purposes of implementing the PCA regulations: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” As of December 31, 2024, the Bank was well capitalized.

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

On May 5, 2022, the federal banking agencies released a notice of proposed rulemaking to “strengthen and modernize” the CRA regulations and the related regulatory framework. This final rule was codified on October 24, 2023 with an effective date of April 1, 2024. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years are considered a "large bank." The agencies will evaluate large banks under four performance tests: the Retails Lending test, the Retail Services and Products Test, the Community Development Financing Test and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. The Bank is committed to comply with the changes, much of which are programmatic changes that will address technology changes in the banking industry and providing greater clarity, consistency and transparency in the application of the CRA.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System (“FHLB System”), which consists of 11 regional Federal Home Loan Banks (each a “FHLB”). The FHLB System provides a central credit facility primarily for member banks. As a member of the FHLB of New York ("FHLBNY"), the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount equal to 4.5% of its borrowings from the FHLB (transaction-based stock) plus 0.125% of the total principal amount at the beginning of the year of the Bank’s unpaid residential real estate loans, commercial real estate loans, home equity loans, CMOs and other similar obligations (membership stock). At December 31, 2024, the Bank was in compliance with the FHLB’s capital stock ownership requirement.

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

Merger Activity

There is no assurance when or even if the merger will be completed.

Completion of the merger is subject to satisfaction or waiver of a number of conditions. The Corporation and ConnectOne currently anticipate the merger will close in the second quarter of 2025, however there can be no assurance that the Corporation and ConnectOne will be able to satisfy the closing conditions or that closing conditions beyond their control will be satisfied or waived. Additionally, the Corporation and/or ConnectOne can terminate the Merger Agreement under specified circumstances.

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

Before the merger may be completed, the Corporation and ConnectOne must obtain approvals from, or provide notice to, the FRB, the FDIC and the New Jersey Department of Banking and Insurance. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals, the applicable regulatory authorities consider a variety of factors, including the competitive impact of the proposal in the relevant geographic markets; financial, managerial and other supervisory considerations of each party; convenience and needs of the communities to be served and the record of the insured depository institution subsidiaries under the Community Reinvestment Act of 1977 and the regulations promulgated thereunder; effectiveness of the parties in combating money laundering activities; any significant outstanding supervisory matters; and the extent to which the proposal would result in greater or more concentrated risks to the stability of the United States banking or financial system. These regulatory authorities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the merger or of imposing additional costs or limitations on the combined company following the merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the merger that are not anticipated or cannot be met. If the consummation of the merger is delayed, including by a delay in receipt of necessary regulatory approvals, the business, financial condition and results of operations of the Corporation may also be materially and adversely affected.

Failure to complete the merger, the termination of the Merger Agreement or a significant delay in the consummation of the merger could negatively impact the Corporation.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. These conditions for the consummation of the merger may not be fulfilled and, accordingly, the merger may not be completed. In addition, if the merger is not completed by September 4, 2025, either ConnectOne or the Corporation may choose to terminate the Merger Agreement at any time after that date, provided that the failure to complete the merger on or before that date is not due to the failure of the party seeking to terminate the Merger Agreement to perform or observe the covenants and agreements of such party under the Merger Agreement. If the merger is not consummated, the ongoing business, financial condition and results of operations of the Corporation may be materially adversely affected and the market price of the Corporation’s common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the merger will be consummated.

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

Pursuant to the Merger Agreement, the Corporation may continue to declare and pay a quarterly cash dividend on its capital stock not to exceed the current rate of $0.21 per quarter per share. However, if the closing of the merger has not occurred by June 30, 2025, the Corporation may pay a quarterly cash dividend in an amount not to exceed the equivalent per share quarterly cash dividend paid by ConnectOne on shares of its common stock (i.e., the quarterly per share cash dividend on each share of ConnectOne common stock multiplied by the exchange ratio) for each quarter until the closing. Based on ConnectOne’s current quarterly cash dividend of $0.18 per share and the 0.5175 exchange ratio, the permitted quarterly cash dividend on FLIC common stock would be $0.09 per share. ConnectOne and the Corporation currently anticipate the merger will close in the second quarter of 2025, subject to customary closing conditions, including regulatory approvals. There is no assurance that the merger will close by June 30, 2025, or at all, or that the Corporation will continue to pay its quarterly cash dividend at the rate of $0.21 per share through June 30, 2025.

The Merger Agreement contains provisions that may discourage other companies from pursuing, announcing or submitting a business combination proposal to the Corporation that might result in greater value to the Corporation’ s shareholders.

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

Litigation against the Corporation or ConnectOne, or the members of the Corporation’ s or ConnectOne’ s board of directors, could prevent or delay the completion of the merger.

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

After peaking in 2022, inflation moderated in 2023 and 2024 but remained above the Federal Reserve's 2% target throughout 2024. Inflation may present a significant risk as it can lead to increased costs and reduced purchasing power for consumers. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly. Furthermore, a prolonged period of inflation could cause wages and other operating costs to increase. These factors could adversely affect our results of operations and financial condition.

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

Interruption of our customers’ supply chains and federal funding could negatively impact their business and operations and impact their ability to repay their loans.

Any material interruption in our customers’ supply chains, such as a material interruption of the resources required to conduct their business, such as those resulting from interruptions in service by third-party providers, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, reductions in federal subsidies or grants, social or labor unrest, natural disasters, epidemics or pandemics or political disputes and military conflicts, that cause a material disruption in our customers’ supply chains, could have a negative impact on their business and ability to repay their borrowings with us.  In the event of disruptions in our customers’ supply chains, the labor and materials they rely on in the ordinary course of business may not be available at reasonable rates or at all. Additionally, changes in distribution of federal funds or freezing of federal funds, including reductions in federal workforce causing unemployment, could have an adverse effect on the ability of consumers and businesses to pay debts and/or affect the demand for loans and deposits.

Interest Rates and Asset Quality

Declines in the value of investment securities, loans and BOLI may result in impairment charges and may adversely affect our financial condition and results of operations.

There is always the risk that the Bank will be unable to realize the full carrying value of our investment securities, loans and BOLI. Fluctuations in the market value of investment securities may be caused by changes in market interest rates, lower market prices, rating downgrades and limited investor demand. Management periodically reviews the creditworthiness of all securities in the Bank’s portfolio, other than those issued by the U.S. government or its agencies, and all BOLI carriers. Any significant deterioration in the creditworthiness of an issuer or carrier will be analyzed and action taken if deemed appropriate. If an investment is deemed to have a credit loss, the Bank must record an allowance.

The credit risk within the Bank’s loan portfolio primarily stems from factors such as changes in the borrower’s financial condition, credit concentrations, changes in collateral values, economic conditions, rent regulation and environmental contamination of properties securing mortgage loans. The Bank’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls. In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of NYC, and a large percentage of these loans are mortgage loans secured by properties located in those areas. At December 31, 2024, residential mortgage loans, including home equity lines of credit, amounted to approximately $1.1 billion and comprised approximately 35% of total loans. The primary source of repayment for residential mortgage loans is cash flows from individual borrowers and co-borrowers. At December 31, 2024, multifamily loans amounted to approximately $848.6 million and comprised approximately 43% of the Bank’s total commercial mortgage portfolio and approximately 26% of total loans. The primary source of repayment for multifamily loans is cash flows from the underlying properties, which generally involves a greater risk than residential real estate loans because of legislation and government regulations involving rent control, rent stabilization and eviction, which are outside the control of the borrower or the Bank and could impair the value of the collateral for the loans. Cash flows for both residential mortgage and multifamily loans are dependent on the strength of the local economy.

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

When interest rates decline, borrowers may refinance higher rate loans to lower rates causing prepayments on mortgage loans and mortgage-backed securities to be elevated. Under those circumstances, the Bank may not be able to reinvest the resulting cash flows in new interest-earning assets with rates as favorable as those that prepaid. In addition, subject to the floors contained in many of the Bank’s loan agreements, the Bank’s loans at variable interest rates may adjust to lower rates at their reset dates. While lower rates may reduce the Bank’s cost of funds on non-maturity deposits, certificates of deposit (“CDs”) and borrowings, the cost savings could be somewhat constrained because decreases in the Bank’s funding rates may occur more slowly than decreases in yields earned on the Bank’s assets and a significant portion of the Bank’s funding is currently derived from noninterest-bearing checking deposits and capital. In addition, in a prolonged low interest rate environment, the Bank’s deposit products could reach an effective floor rate close to zero which would not allow for any further reduction in its cost of funds.

In a period of rising interest rates, the interest income earned on the Bank’s assets may not increase as rapidly as the interest paid on its liabilities such as deposits and borrowings. The Bank’s cost of funds is expected to increase more rapidly than interest earned on its loan and investment portfolios as its primary source of funds is deposits and borrowings with generally shorter maturities or repricing characteristics than the maturities and repricing characteristics of its loans and investments. At December 31, 2024, 23.9% of the Bank’s loans and securities reprice or mature within one year. This makes the balance sheet more liability sensitive in the short-term. In addition, in a period of rising interest rates, noninterest-bearing deposits may convert to interest-bearing deposits further increasing the Bank’s funding costs. The current economic environment, characterized by a high rate of inflation, a pause after a period of rapidly rising interest rates and an inverted yield curve, presents significant financial challenges to the Corporation.

Changes in interest rates also affect the value of our interest-earning assets and in particular our securities and loan portfolios. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2024, our AFS securities portfolio totaled  $624.8 million. Unrealized gains and losses on AFS securities are reported as a separate component of stockholders’ equity. Therefore, decreases in the fair value of AFS securities resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

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

The Bank maintains an ACL in an amount believed to be adequate to absorb current expected lifetime credit losses in its loan portfolio. The maintenance of the ACL is governed by a board committee approved ACL policy. In arriving at the ACL, an individual evaluation is performed on each loan with disparate risk characteristics or information suggesting that the Bank will be unable to collect all the principal and interest due according to contractual terms. In addition, current expected lifetime credit losses for all other loans in the Bank’s portfolio are determined on a pooled basis and take into account historical loss experience and numerous quantitative and qualitative factors (“Q-factors”), including current and forecasted economic conditions measured by such things as gross domestic product (“GDP”), unemployment levels, vacancies, changes in the value of underlying collateral, average growth in loan pools, concentrations of credit, changes in lending policies and procedures, experience, ability and depth of lending staff, changes in quality of the loan review function, environmental risks and loan risk ratings. Because estimating the ACL is highly subjective in nature and involves a variety of estimates and assumptions that are inherently uncertain, there is the risk that management’s estimate may not accurately capture probable lifetime losses in the loan portfolio. The Bank’s allowance may need to be increased based on additional information that comes to light after the estimate is made, changes in circumstances or a recommendation by bank regulators based on their review of the Bank’s loan portfolio. The impact of one or more of these factors on the Bank’s allowance could result in the need for a significant increase in the Bank’s provision for credit losses and have a material adverse impact on the Bank’s financial condition and results of operations.

Regulatory Matters

If our regulators impose limitations on our commercial real estate lending activities, earnings could be adversely affected, and we may face greater risk in our loan portfolio.

In 2006, the federal bank regulatory agencies issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial mortgage lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial mortgages, including loans secured by apartment buildings, investor commercial mortgages and construction and land loans ("CRE loans"), represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the CRE loan portfolio has increased by 50% or more during the preceding 36 months ("CRE growth rate"). The Corporation’s CRE loans, equaled 371% of total risk-based capital at December 31, 2024 and the Corporation's CRE growth rate during the 36-month period ended December 31, 2024 was 8.6%. The Corporation did not meet the combined thresholds for increased supervisory scrutiny. However, if our regulators were to impose restrictions on the amount of CRE loans we can hold in our portfolio or require higher capital ratios as a result of the level of CRE loans held, our earnings would be adversely affected.

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

Changes in laws, government regulation, supervisory guidance and the regulatory policies of the Federal government could have a significant negative impact on our financial condition and results of operations.

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

Additionally, Congress and the administration through executive orders control fiscal policy through decisions on taxation and expenditures. Depending on the industries and markets involved, changes to tax law and increased or reduced public expenditures could affect us directly or the business operations of our customers.

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

The Bank must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. Accordingly, as part of our liquidity management, we must use a number of funding sources in addition to deposits and repayments and maturities of loans and investments, includin g borrowings, federal funds purchased and brokered CDs. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.

Our financial flexibility will be severely constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Further, if we are required to rely more heavily on more expensive funding sources to support liquidity and future growth, our revenues may not increase proportionately to cover the increased costs. In this case, our operating margins and profitability would be adversely affected. Alternatively, we may need to sell a portion of our securities and/or loan portfolio to raise funds which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. As of December 31, 2024, we had a net unrealized loss of  $73.2  million on our AFS securities portfolio resulting from the change in the interest rate environment. Investment securities totaled  $624.8 million, or  15% of total assets, at December 31, 2024.

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

The declaration and payment of any dividend is subject to the approval of our Board of Directors and our dividend may be discontinued or reduced at any time. Our ability to pay cash dividends is limited by restrictions or limitations on our ability to obtain sufficient funds through dividends from the Bank. There can be no assurance that the current payout ratio is sustainable or that we will be able to declare cash dividends in the future in any particular amounts, or at all. For additional information, see "Item 1 – Business – Payment of Dividends."

In addition, our ability to pay cash dividends is limited by the terms of the Merger Agreement with ConnectOne. For additional information, see "Item 1A – Risk Factors – The Merger Agreement limits the per share cash dividend that the Corporation may pay after June 30, 2025."

A decline in the Corporation’ s market capitalization could negatively impact the price, trading volume and liquidity of our common stock.

The Corporation’s common stock is included in the Russell 3000 and Russell 2000 Indexes, which are reconstituted annually. Upon reconstitution in May 2024, the median market capitalization of the Russell 2000 index wa s $869.6 million, the capitalization of the largest company in the index was $7.1 billion and the capitalization of the smallest comp any in the index was $150.4 million. The Corporation’s market capitalization was approximately  $264  million on December 31, 2024. If the Corporation’s market capitalization falls below the minimum necessary to be included in the indexes at any future reconstitution date, the price, trading volume and liquidity of its common stock may be negatively impacted.

The Corporation’ s internal controls and those of its third-party service providers (“ TPSPs” ) may be ineffective or circumvented, resulting in significant financial loss, adverse action by governmental bodies and damaged reputation.

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

Customers, shareholders, employees and outsiders could potentially share sensitive or inaccurate information on social media platforms or engage in behavior that may reflect poorly on the Corporation and lead to adverse impacts on the Corporation’s business. While social media activity may provide benefits like increased brand awareness, even positive social media posts have the potential to create controversy and increase the Corporation's risk profile.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including but not limited to the following risks: operational, regulatory compliance, reputational, strategic, information technology, data security and privacy, and market risks such as interest rate, credit, liquidity and price risks. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our Board of Directors is responsible for risk oversight over all significant risks facing the Corporation and fulfills this responsibility mainly through its committees. While our Board of Directors takes an oversight role in cybersecurity risk tolerance, we rely to a large degree on management and outside consultants in overseeing cybersecurity risk management. Our Director of Technology Solutions, who reports directly to our Chief Information Officer, is primarily responsible for this cybersecurity component and is a member of management's Operational Risk and IT Steering Committees, and regularly attends and presents to the Risk Committee of our Board of Directors ("Risk Committee").

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

We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools designed to provide alerts and monitor and block suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal and third-party specialists. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers. We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections as a significant portion of our workforce has the ability to work remotely. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including notification of and escalation to the appropriate team members as well as executive management and the Board of Directors. The Incident Response Plan is coordinated through the Director of Technology Solutions and key members of management. The Incident Response Plan facilitates coordination across multiple departments and is evaluated at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyberattacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyberattacks. To date, the Corporation has not, to its knowledge, experienced an incident materially affecting or reasonably likely to materially affect the Corporation.

The Director of Technology Solutions provides information security updates to the IT Steering Committee and the Risk Committee. Cybersecurity metrics are reported to the IT Steering Committee monthly and to the Risk Committee on a quarterly basis. Security training is provided to all staff through targeted training overseen by the Director of Technology Solutions. All Board members receive cybersecurity training annually.

The Board of Directors recognizes the importance of the Interagency Guidelines Establishing Standards for Safeguarding Customer Information and has incorporated those elements in its ongoing oversight of the Information Security Program. At least annually, the Director of Technology Solutions and the Chief Risk Officer report to the Risk Committee the overall status of the Information Security Program. Any material findings related to the risk assessment, risk management and control decisions, service provider arrangements, results of testing, security breaches or violations are discussed as are management’s responses and any recommendations for program changes.

ITEM 2. PROPERTIES

The Corporation neither owns nor leases any real estate. Office facilities of the Corporation are located at 275 Broadhollow Road, Melville, NY and the Bank’s main branch is located at 10 Glen Head Road, Glen Head, NY in office space leased by the Bank.

As of December 31, 2024, the Bank owns 18 buildings and leases 27 other facilities, all of which are in Nassau and Suffolk Counties of Long Island and the NYC boroughs of Queens, Brooklyn and Manhattan. Included in the leased facilities are four branch locations that closed in 2024 for which the leases terminated in early-2025 and one branch location that closed in 2023 for which the Bank continues to be obligated to make lease payments. The Corporation believes that the remaining physical facilities of the Bank are suitable and adequate at present and are being fully utilized.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Corporation and its subsidiaries are involved in various legal actions and claims arising in the normal course of its business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Corporation’s financial condition and results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market under the symbol “FLIC.” At December 31, 2024, there were 758 stockholders of record of the Corporation’s common stock. The number of stockholders of record includes banks and brokers who act as nominees, each of whom may represent more than one stockholder. Cash dividends declared by the Corporation were unchanged from 2023 at $0.84 per share for the year ended December 31, 2024. The timing and amount of future dividends are at the discretion of the Board of Directors and will depend upon a number of economic and company-specific factors.

Performance Graph

The following performance graph compares the Corporation's total stockholder return with the NASDAQ U.S. Benchmark, NASDAQ U.S. Benchmark Banks and the ABA Community Bank NASDAQ Indexes over a five-year measurement period assuming $100 invested on January 1, 2020, and dividends reinvested in the Corporation’s stock.

Issuer Purchase of Equity Securities

The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions or in any other manner that is compliant with applicable securities laws. The Corporation did not repurchase any shares of its own common stock in the fourth quarter of 2024 and we do not expect to utilize the remainder of this authorization as the Merger Agreement prohibits us from engaging in additional share repurchases without the consent of ConnectOne. See “Note Q – Business Combination” to the Corporation’s consolidated financial statements of this Form 10-K for further details.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following selected financial data should be read in conjunction with the accompanying consolidated financial statements.

(dollars in thousands, except per share data)	2024	2023	2022	2021	2020
INCOME STATEMENT DATA:
Interest Income	$167,330	$155,483	$134,210	$122,959	$131,216
Interest Expense	94,111	68,618	18,497	16,152	29,188
Net Interest Income	73,219	86,865	115,713	106,807	102,028
Provision (Credit) for Credit Losses	359	(326)	2,331	(2,573)	3,006
Net Income	17,076	26,239	46,932	43,089	41,203
PER SHARE DATA:
Basic Earnings	$0.76	$1.16	$2.05	$1.82	$1.73
Diluted Earnings	0.75	1.16	2.04	1.81	1.72
Cash Dividends Declared	0.84	0.84	0.82	0.78	0.74
Book Value	16.77	16.83	16.24	17.81	17.11
BALANCE SHEET DATA AT YEAR END:
Total Assets	$4,119,336	$4,235,900	$4,281,511	$4,068,789	$4,069,141
Loans	3,221,607	3,248,064	3,311,733	3,105,036	3,033,454
Allowance for Credit Losses	28,331	28,992	31,432	29,831	33,037
Deposits	3,264,858	3,270,986	3,464,634	3,315,245	3,321,588
Borrowed Funds	435,000	542,500	411,000	311,322	306,097
Stockholders' Equity	378,866	380,146	364,536	413,812	407,118
AVERAGE BALANCE SHEET DATA:
Total Assets	$4,221,637	$4,235,989	$4,247,052	$4,151,577	$4,140,867
Loans	3,237,664	3,260,903	3,276,589	2,976,061	3,110,512
Allowance for Credit Losses	28,613	30,291	30,604	31,300	33,180
Deposits	3,349,128	3,431,990	3,536,709	3,425,976	3,257,317
Borrowed Funds	453,993	397,928	289,584	281,191	457,939
Stockholders' Equity	380,357	367,496	386,839	416,885	393,662
FINANCIAL RATIOS:
Return on Average Assets (ROA)	0.40%	0.62%	1.11%	1.04%	1.00%
Return on Average Equity (ROE)	4.49%	7.14%	12.13%	10.34%	10.47%
Average Equity to Average Assets	9.01%	8.68%	9.11%	10.04%	9.51%

Overview– 2024 Versus 2023

Analysis of 2024 Earnings. Net income and diluted earnings per share (“EPS”) for 2024 were $17.1 million and $0.75, respectively. Dividends per share remained flat at $0.84 for 2024. ROA and ROE for 2024 were 0.40% and 4.49%, respectively. Book value per share was $16.77 at December 31, 2024 versus $16.83 at December 31, 2023.

Net income and diluted EPS for 2024 were $17.1 million and $0.75, respectively, compared to $26.2 million and $1.16, respectively, in 2023. The principal drivers of the change in earnings were a decline in net interest income of $13.6 million, a provision for credit losses of $359,000 as compared to a provision reversal of $326,000 in 2023, and an increase in noninterest expense of $4.1 million, partially offset by a loss of $3.5 million on the sales of securities in 2023, an increase in the remaining noninterest income of $2.2 million and a decrease in income tax expense of $3.5 million. The year ended December 31, 2024 produced an ROA of 0.40%, ROE of 4.49%, net interest margin of 1.83%, and an efficiency ratio of 79.00%.

For the year ended December 31, 2024, net interest income declined due to an increase in interest expense of $25.5 million that was only partially offset by an $11.8 million increase in interest income. Year over year, the cost of interest-bearing liabilities increased 90 basis points ("bps") while the yield on interest-earning assets increased 31 bps. The Bank's balance sheet remains liability sensitive, however the pace of repricing of average interest-earning assets began outpacing the repricing of average interest-bearing liabilities in the second half of 2024 as the FRB's easing of interest rates allowed the Bank to reduce nonmaturity deposit rates.

The Bank recorded a provision for credit losses of $359,000 during 2024, compared to a provision reversal of $326,000 in 2023. The decline in the ACL in 2024 was driven largely by declines in historical loss rates and allowances on individually evaluated loans, partially offset by a deterioration in current and forecasted economic conditions, including adjustments for rent stabilization status of multifamily properties. The Bank’s ACL to total loans (reserve coverage ratio) remained stable at 0.88% of total loans at December 31, 2024 as compared to 0.89% at December 31, 2023. Past due loans and nonaccrual loans were $270,000 and $3.2 million, respectively, at December 31, 2024. Overall credit quality of the loan and investment portfolios remains strong.

Noninterest income, excluding the loss on the sales of securities of $3.5 million in the 2023 period, increased $2.2 million, or 22.8%, year over year. Recurring components of noninterest income including BOLI and service charges on deposit accounts had increases of 8.1% and 11.3%, respectively. Other noninterest income increased 45.7% and included increases of $655,000 in merchant card services, $465,000 in interest rate swap agreements ("back-to-back swap") fee income, $377,000 of BOLI benefit payments, and $242,000 in pension income, which were partially offset by a gain on the disposition of premises and fixed assets of $240,000 in 2023.

Noninterest expense increased $4.1 million, or 6.4%, for the year ended December 31, 2024 as compared to the prior year. The change in noninterest expense is mainly attributable to branch consolidation and merger expenses of $1.9 million and $1.2 million, respectively. Noninterest expense excluding merger and branch consolidation expenses increased by $1.0 million, or 1.6%. The 6.3% year-over-year increase in salaries and employee benefits included a variety of compensation and benefit categories including the vesting of certain awards during the fourth quarter of 2024. The decrease of $554,000 in occupancy and equipment expense was largely due to the ongoing branch optimization strategy. Lower other expenses included a decrease in telecommunication expenses of $510,000 due to efficiencies with system upgrades and a smaller provision for off-balance sheet commitments of $310,000 due to a decrease in off-balance sheet credit exposure.

Income tax expense decreased $3.5 million and the effective tax rate (income tax expense or benefit as a percentage of pre-tax book income) declined from 11.0% in 2023 to (1.9%) in 2024. The decline in the effective tax rate was mainly due to an increase in the percentage of pre-tax income derived from the Bank’s REIT, reducing the state and local income tax due. The decrease in income tax expense reflects the lower effective tax rate and a decline in pre-tax income.

Asset Quality. The Bank’s reserve coverage ratio was 0.88% at December 31, 2024, compared to 0.89% at December 31, 2023. The decrease in the reserve coverage ratio was driven largely by declines in historical loss rates and allowances on individually evaluated loans, partially offset by a deterioration in current and forecasted economic conditions, including adjustments for rent stabilization status of multifamily properties. Gross loan chargeoffs and recoveries were $1.1 million and $119,000, respectively, for the year ended December 31, 2024.

Nonaccrual loans were $3.2 million, or 0.10% of total loans outstanding, at December 31, 2024, compared to $1.1 million, or 0.03%, at December 31, 2023. Loans modified for borrowers experiencing financial difficulty prior to 2024 amounted to $421,000, or 0.01% of total loans outstanding, at December 31, 2024, compared to $431,000, or 0.01%, at December 31, 2023. All such modifications were performing in accordance with their modified terms at December 31, 2024. Loans past due 30 through 89 days amounted to $270,000, or 0.01% of total loans outstanding, at December 31, 2024, compared to $3.1 million, or 0.10%, at December 31, 2023.

The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, with 22.5% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities. The remainder of the Bank’s securities portfolio principally consists of high quality, general obligation municipal securities rated AA or better by major rating agencies and investment grade corporate bonds of large U.S. financial institutions. In selecting securities for purchase, the Bank uses credit agency ratings for screening purposes only and then performs its own credit analysis. On an ongoing basis, the Bank periodically assesses the credit strength of the securities in its portfolio and makes decisions to hold or sell based on such assessments.

Overview – 2023 Versus 2022

Analysis of 2023 Earnings. Net income and diluted EPS for 2023 were $26.2 million and $1.16, respectively. Dividends per share increased 2.4% from $0.82 for 2022 to $0.84 for 2023. ROA and ROE for 2023 were 0.62% and 7.14%, respectively, compared to 1.11% and 12.13%, respectively, for 2022.

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

Over the second half of 2023, the pace of the decline in the net interest margin slowed considerably. After a 57 basis point reduction in the margin during the first two quarters of 2023, over the final two quarters of 2023 the margin decreased 17 bps. The slowing downward trend in the net interest margin largely resulted from a large portion of the wholesale funding and time deposits being repriced to higher market rates by mid-2023 and two balance sheet repositioning transactions in the first quarter of 2023 that helped reduce the Bank’s liability sensitive position. Additionally, as the federal funds rate held steady in the second half of the year, the demand for higher rates from depositors slowed.

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

Noninterest expense declined $3.0 million, or 4.4%, for the year ended December 31, 2023, as compared to the prior year. Reductions in salaries and employee benefits of $3.7 million primarily drove the decline as short-term incentive compensation and stock-based compensation costs were substantially lower than 2022 based on the Corporation falling short of established performance metrics for 2023. The primary offset to the lower salaries and employee benefits was a $782,000 increase in FDIC insurance expense due to higher assessment rates.

The Bank recorded a credit loan loss provision of $326,000 during 2023. Changes in the loan loss reserve were driven largely by adjustments for economic conditions offset by net chargeoffs of $2.1 million, or 6 bps of average loans. The reserve coverage ratio at year end 2023 was 0.89% of total loans as compared to 0.95% of total loans at December 31, 2022. Past due loans and nonaccrual loans were modest at $3.1 million and $1.1 million, respectively, at December 31, 2023. During the fourth quarter of 2023, the Bank partially charged off a previously identified substandard commercial and industrial loan relationship in the amount of $1.4 million. The remaining outstanding balance of $632,000 was fully reserved and represented the majority of outstanding nonaccrual loans. Overall credit quality in the loan and investment portfolios remains strong.

Income tax expense decreased $8.1 million and the effective tax rate declined from 19.4% in 2022 to 11.0% in 2023. The decline in the effective tax rate was mainly due to an increase in the percentage of pre-tax income derived from the Bank's REIT and BOLI. The decrease in income tax expense reflects the lower effective tax rate and a decline in pre-tax income.

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

Nonaccrual loans were $1.1 million, or 0.03% of total loans outstanding, at December 31, 2023. The Bank had no nonaccrual loans at December 31, 2022. Loans modified for borrowers experiencing financial difficulty prior to 2023 amounted to $431,000, or 0.01% of total loans outstanding, at December 31, 2023, compared to $480,000, or 0.01%, at December 31, 2022. All such modifications were performing in accordance with their modified terms at December 31, 2023. Loans past due 30 through 89 days amounted to $3.1 million, or 0.10% of total loans outstanding, at December 31, 2023, compared to $750,000, or 0.02%, at December 31, 2022.

Significant Events

On September 4, 2024, the Corporation entered into a Merger Agreement with ConnectOne pursuant to which the companies will combine in an all-stock transaction. Under the terms of the Merger Agreement, the Corporation will merge into ConnectOne, with ConnectOne as the surviving corporation, and the Bank will merge into ConnectOne Bank, with ConnectOne Bank as the surviving institution. Upon closing of the transaction, the Corporation's shareholders will receive 0.5175 shares of ConnectOne common stock for each share of the Corporation's common stock. The Corporation held a special meeting of shareholders on February 14, 2025 at which time the Corporation's shareholders approved the Merger Agreement and the transactions contemplated thereunder. The merger remains subject to the receipt of certain regulatory approvals and the satisfaction of other customary closing conditions. The Corporation expects the transaction to close in the second quarter of 2025.

Application of Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts. Our determination of the ACL on loans is a critical accounting estimate because it is based on our subjective evaluation of a variety of factors at a specific point in time and involves difficult and complex judgments about matters that are inherently uncertain. In the event that management’s estimate needs to be adjusted based on additional information that comes to light after the estimate is made or changes in circumstances, such adjustment could result in the need for a significantly different ACL and thereby materially impact, either positively or negatively, the Bank’s results of operations.

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

Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current conditions and reasonable and supportable forecasts. In doing so, management considers a variety of Q-factors and then subjectively determines the weight to assign to each in estimating losses. The factors include: (1) changes in lending policies and procedures; (2) experience, ability and depth of lending staff; (3) trends in average loan growth and concentrations; (4) changes in the quality of the loan review function; (5) delinquencies; (6) environmental risks; (7) current and forecasted economic conditions as judged by things such as unemployment levels and GDP; (8) changes in the value of underlying collateral as judged by things such as median home prices and forecasted vacancy rates in the Bank’s service area; (9) rent regulation status of multifamily properties; and (10) direction and magnitude of risks in the portfolio. The Bank’s ACL allocable to its loan pools results primarily from these Q-factor adjustments to historical loss experience with the largest sensitivity of the ACL arising from loan growth, loan concentrations and economic forecasts of unemployment, GDP and vacancies. At December 31, 2024, the ACL was composed approximately 82% of Q-factors, 17% of historical losses and 1% reserves on individually evaluated loans. Because of the nature of the Q-factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect lifetime losses in the portfolio.

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

	2024			2023			2022
	Average	Interest/	Average	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$60,259	$3,221	5.35%	$48,879	$2,508	5.13%	$35,733	$674	1.89%
Investment securities:
Taxable	611,936	23,191	3.79	584,450	20,155	3.45	442,758	9,121	2.06
Nontaxable (1)	152,575	4,843	3.17	196,341	6,271	3.19	318,836	10,206	3.20
Loans (1)	3,237,664	137,092	4.23	3,260,903	127,868	3.92	3,276,589	116,357	3.55
Total interest-earning assets	4,062,434	168,347	4.14	4,090,573	156,802	3.83	4,073,916	136,358	3.35
Allowance for credit losses	(28,613)			(30,291)			(30,604)
Net interest-earning assets	4,033,821			4,060,282			4,043,312
Cash and due from banks	32,207			30,847			33,471
Premises and equipment, net	30,700			32,027			37,376
Other assets	124,909			112,833			132,893
	$4,221,637			$4,235,989			$4,247,052
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,591,320	45,254	2.84	$1,657,947	32,164	1.94	$1,728,897	7,180	0.42
Time deposits	622,229	27,509	4.42	553,096	19,267	3.48	368,922	5,296	1.44
Total interest-bearing deposits	2,213,549	72,763	3.29	2,211,043	51,431	2.33	2,097,819	12,476	0.59
Overnight advances	7,156	401	5.60	17,529	950	5.42	57,119	1,207	2.11
Other borrowings	446,837	20,947	4.69	380,399	16,237	4.27	232,465	4,814	2.07
Total interest-bearing liabilities	2,667,542	94,111	3.53	2,608,971	68,618	2.63	2,387,403	18,497	0.77
Checking deposits	1,135,579			1,220,947			1,438,890
Other liabilities	38,159			38,575			33,920
	3,841,280			3,868,493			3,860,213
Stockholders' equity	380,357			367,496			386,839
	$4,221,637			$4,235,989			$4,247,052

Net interest income (1)		$74,236			$88,184			$117,861
Net interest spread (1)			0.61%			1.20%			2.58%
Net interest margin (1)			1.83%			2.16%			2.89%

(1)	Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.27 for each period presented using the statutory federal income tax rate of 21%.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes and rates on tax-equivalent interest income, interest expense and net interest income. The changes attributable to a combined impact of volume and rate have been allocated to the changes due to volume and the changes due to rate.

	2024 Versus 2023			2023 Versus 2022
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
			Net			Net
(in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest Income:
Interest-earning bank balances	$602	$111	$713	$325	$1,509	$1,834
Investment securities:
Taxable	984	2,052	3,036	3,550	7,484	11,034
Nontaxable	(1,382)	(46)	(1,428)	(3,900)	(35)	(3,935)
Loans	(942)	10,166	9,224	(594)	12,105	11,511
Total interest income	(738)	12,283	11,545	(619)	21,063	20,444
Interest Expense:
Savings, NOW & money market deposits	(1,335)	14,425	13,090	(226)	25,210	24,984
Time deposits	2,600	5,642	8,242	3,652	10,319	13,971
Overnight advances	(580)	31	(549)	(1,239)	982	(257)
Other borrowings	3,011	1,699	4,710	4,277	7,146	11,423
Total interest expense	3,696	21,797	25,493	6,464	43,657	50,121
Decrease in net interest income	$(4,434)	$(9,514)	$(13,948)	$(7,083)	$(22,594)	$(29,677)

Net Interest Income– 2024 Versus 2023

Net interest income on a tax-equivalent basis was $74.2 million in 2024, a decrease of $13.9 million, or 15.8%, from $88.2 million in 2023. Net interest income declined due to an increase in interest expense that was only partially offset by an increase in interest income. Year over year, the cost of interest-bearing liabilities increased 90 bps while the yield on interest-earning assets increased 31 bps. The Bank's balance sheet remains liability sensitive, however the pace of repricing of average interest-earning assets began outpacing the repricing of average interest-bearing liabilities in the second half of 2024 as the FRB's easing of interest rates allowed the Bank to reduce nonmaturity deposit rates. Net interest margin for 2024 was 1.83% versus 2.16% in 2023.

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

Noninterest Income

Noninterest income includes service charges on deposit accounts, gains or losses on sales of securities and other assets, income on BOLI, back-to-back swap fee income, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income, excluding the loss on the sales of securities of $3.5 million in the 2023 period, increased $2.2 million, or 22.8%, year over year. Recurring components of noninterest income including BOLI and service charges on deposit accounts had increases of 8.1% and 11.3%, respectively. Other noninterest income increased 45.7% and included increases of $655,000 in merchant card services, $465,000 in back-to-back swap fee income, $377,000 of BOLI benefit payments, and $242,000 in pension income, which were partially offset by a gain on the disposition of premises and fixed assets of $240,000 in 2023.

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

Noninterest Expense

Noninterest expense is comprised of salaries and employee benefits and other personnel expense, occupancy and equipment expense, branch consolidation and merger expenses and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense increased $4.1 million, or 6.4%, for the year ended December 31, 2024 as compared to 2023. The change in noninterest expense is mainly attributable to branch consolidation and merger expenses of $1.9 million and $1.2 million, respectively. Noninterest expense excluding merger and branch consolidation expenses increased by $1.0 million, or 1.6%. The 6.3% year-over-year increase in salaries and employee benefits included a variety of compensation and benefit categories including the vesting of certain awards during the fourth quarter of 2024. The decrease of $554,000 in occupancy and equipment expense was largely due to the ongoing branch optimization strategy. Lower other expenses included a decrease in telecommunication expenses of $510,000 due to efficiencies with system upgrades and a smaller provision for off-balance sheet commitments of $310,000 due to a decrease in off-balance sheet credit exposure.

Noninterest expense declined $3.0 million, or 4.4%, for the year ended December 31, 2023, as compared to 2022. Reductions in salaries and employee benefits of $3.7 million primarily drove the decline as short-term incentive compensation and stock-based compensation costs were substantially lower than 2022 based on the Corporation falling short of established performance metrics for 2023. The primary offset to the lower salaries and employee benefits was a $782,000 increase in FDIC insurance expense due to higher assessment rates.

Income Taxes

The Corporation’s effective tax rate was (1.9%) and 11.0% in 2024 and 2023, respectively. The effective tax rate reflects the tax benefits derived from the Bank’s municipal securities portfolio, ownership of BOLI and maintenance of a captive REIT.

2024 Versus 2023. Income tax expense decreased $3.5 million due to lower pre-tax earnings in 2024 and a decrease in the effective tax rate. The decrease in the effective tax rate is mainly due to an increase in the percentage of pre-tax income derived from the REIT, reducing the state and local income tax due.

2023 Versus 2022. Income tax expense decreased $8.1 million due to lower pre-tax earnings in 2023 and a decrease in the effective tax rate. The decrease in the effective tax rate is mainly due to an increase in the percentage of pre-tax income derived from the REIT and BOLI in 2023.

Financial Condition

Total assets were $4.1 billion at December 31, 2024, a decrease of $116.6 million, or 2.8%, from the previous year end. The decrease was primarily attributable to a decrease in securities of $71.1 million, or 10.2%, along with a decrease in loans of $26.5 million, or 0.8%. Total deposits remained relatively flat at $3.3 billion at December 31, 2024. Overnight advances and other borrowings were down by $70.0 million and $37.5 million, respectively. Stockholders’ equity decreased $1.2 million, or 0.3%, from December 31, 2023. The decrease was mainly due to cash dividends declared of $18.9 million and common stock repurchases of $2.0 million, partially offset by net income of $17.1 million, stock compensation expense of $2.2 million, and an increase in other comprehensive income of $552,000 primarily due to a change in the funded status of the pension plan.

Investment Securities. The following table presents the estimated fair value of AFS securities at December 31, 2024 and 2023.

(in thousands)	2024	2023
State and municipals	$135,543	$143,621
Pass-through mortgage securities	129,440	138,603
Collateralized mortgage obligations	145,059	182,262
SBA agency obligations	101,427	125,476
Corporate bonds	113,310	105,915
	$624,779	$695,877

The following table presents the maturities and weighted average tax equivalent yields of the Bank’s AFS investment securities at December 31, 2024. Yields on AFS securities have been computed based on amortized cost.

	Principal Maturing (1)
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and municipals	$1,397	4.15%	$18,671	2.93%	$36,546	3.14%	$78,929	3.22%
Pass-through mortgage securities	13	2.87	—	—	—	—	129,427	1.73
Collateralized mortgage obligations	—	—	—	—	—	—	145,059	3.22
SBA agency obligations	—	—	—	—	23,071	6.46	78,356	5.03
Corporate bonds	—	—	113,310	4.46	—	—	—	—
	$1,410	4.14%	$131,981	4.24%	$59,617	4.42%	$431,771	3.10%

(1)	Maturities shown are stated maturities, except in the case of municipal securities, which are shown at the earlier of their stated maturity or pre-refunded dates. Mortgage and asset-backed securities, consisting of pass-through mortgage securities, collateralized mortgage obligations and SBA agency obligations, are expected to have periodic repayments resulting in average lives shorter than the stated maturities shown in the table above.

During 2023, the Bank sold $148.9 million of fixed rate municipal securities at a loss of $3.5 million. No securities were sold in 2024 and 2022.

During 2024, the Bank received cash dividends of $2.6 million on its FRB and FHLB stock, representing an average yield of 9.09%.

Loans. The composition of the Bank’s loan portfolio is set forth below.

	December 31,
(in thousands)	2024	2023
Commercial and industrial	$136,732	$116,163
Commercial mortgages:
Multifamily	848,558	857,163
Other	851,277	829,090
Owner-occupied	263,272	233,461
Residential mortgages:
Closed end	1,084,090	1,166,887
Revolving home equity	36,468	44,070
Consumer and other	1,210	1,230
	3,221,607	3,248,064
Allowance for credit losses	(28,331)	(28,992)
	$3,193,276	$3,219,072

Maturity information for loans outstanding at December 31, 2024 is set forth below. Variable rate loans have varying repricing dates but are disclosed at their contractual maturity.

	Maturity
	Within	After One But Within		After Five But Within		After
	One Year	Five Years		Fifteen Years		Fifteen Years		Total
(in thousands)		Fixed	Variable	Fixed	Variable	Fixed	Variable
Commercial and industrial	$36,871	$34,215	$40,882	$17,668	$7,096	$—	$—	$136,732
Commercial mortgages:
Multifamily	—	38,056	135,186	149,755	337,359	18,200	170,002	848,558
Other	31,357	146,440	56,038	276,608	228,676	17,021	95,137	851,277
Owner-occupied	2,180	4,586	4,862	117,487	72,579	317	61,261	263,272
Residential mortgages:
Closed end (1)	216	9,223	—	62,237	15,748	536,766	460,425	1,084,615
Revolving home equity	—	—	144	926	5,802	—	29,596	36,468
Consumer and other	317	37	856	—	—	—	—	1,210
	$70,941	$232,557	$237,968	$624,681	$667,260	$572,304	$816,421	$3,222,132

(1)	Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes an adjustment of $525,000 related to basis adjustments for loans in the closed portfolio under the portfolio layer method at December 31, 2024. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See "Note N - Derivatives" to the Corporation’s consolidated financial statements of this Form 10-K for more information on the fair value hedge.

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

	December 31,
(in thousands)	2024	2023
Loans including modifications to borrowers experiencing financial difficulty:
Modified and performing according to their modified terms	$421	$431
Past due 30 through 89 days	270	3,086
Past due 90 days or more and still accruing	—	—
Nonaccrual	3,229	1,053
	3,920	4,570
Other real estate owned	—	—
	$3,920	$4,570

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

At December 31, 2024, commercial mortgages comprised $2.0 billion, or 61%, of total loans outstanding, with an average loan size of $2.4 million, a weighted average current loan-to-value (“LTV”) based on the most recent appraisal which may not be reflective of current values of 50.4% and a weighted average of the most recent debt service coverage ratio (“DSCR”) of 2.10x. Multifamily loans made up 43% of the commercial real estate portfolio, amounting to $848.6 million at December 31, 2024. Multifamily loans had an average loan size of $2.4 million, a weighted average current LTV based on the most recent appraisal which may not be reflective of current values of 50.2%, a weighted average of the most recent DSCR of 1.91x and 53.7% were majority rent regulated.

Loan Risk Ratings. Risk ratings of the Corporation’s loans are set forth in the tables below. Risk ratings are defined in “Note C – Loans” to the Corporation’s consolidated financial statements of this Form 10-K. Deposit account overdrafts are not assigned a risk rating and appear as “not rated” in the following tables.

	December 31, 2024
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Not Rated	Total
Commercial and industrial	$129,796	$6,309	$123	$504	$—	$—	$136,732
Commercial mortgages:
Multifamily	843,287	—	4,081	1,190	—	—	848,558
Other	831,255	—	—	20,022	—	—	851,277
Owner-occupied	254,072	8,339	861	—	—	—	263,272
Residential mortgages:
Closed end	1,081,469	—	—	2,621	—	—	1,084,090
Revolving home equity	36,468	—	—	—	—	—	36,468
Consumer and other	1,161	—	—	—	—	49	1,210
	$3,177,508	$14,648	$5,065	$24,337	$—	$49	$3,221,607

	December 31, 2023
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Not Rated	Total
Commercial and industrial	$112,732	$2,709	$—	$722	$—	$—	$116,163
Commercial mortgages:
Multifamily	857,163	—	—	—	—	—	857,163
Other	807,630	916	—	20,544	—	—	829,090
Owner-occupied	228,107	5,354	—	—	—	—	233,461
Residential mortgages:
Closed end	1,166,556	—	—	331	—	—	1,166,887
Revolving home equity	44,070	—	—	—	—	—	44,070
Consumer and other	1,123	—	—	—	—	107	1,230
	$3,217,381	$8,979	$—	$21,597	$—	$107	$3,248,064

Allowance and Provision for Credit Losses.The ACL decreased by $661,000 during 2024 amounting to $28.3 million, or 0.88% of total loans, on December 31, 2024, compared to $29.0 million, or 0.89% of total loans, at December 31, 2023. The decrease in the reserve coverage ratio was driven largely by declines in historical loss rates and allowances on individually evaluated loans, partially offset by a deterioration in current and forecasted economic conditions, including adjustments for rent stabilization status of multifamily properties. Nonaccrual loans, modifications to borrowers experiencing financial difficulty and loans past due 30 through 89 days remain at low levels.

During 2024, the Bank had loan chargeoffs of $1.1 million, recoveries of $119,000 and recorded a provision for credit losses of $359,000. Chargeoffs and deterioration in current and forecasted economic conditions, including adjustments for rent stabilization status of multifamily properties, were the main drivers of the provision recorded in 2024, partially offset by declines in historical loss rates and allowances on individually evaluated loans.

During 2023, the Bank had loan chargeoffs of $2.2 million, recoveries of $96,000 and recorded a credit provision for credit losses of $326,000. The credit provision was mainly due to improvements in historical loss rates, economic forecasts of unemployment and GDP and other portfolio metrics and a decrease in outstanding mortgage loans, partially offset by net chargeoffs and allowances for individually evaluated loans.

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

The following table sets forth balances and credit ratios of the Bank’s loan portfolio.

	December 31,
(dollars in thousands)	2024		2023
Total loans outstanding	$3,221,607		$3,248,064
Average loans outstanding	3,237,664		3,260,903
Allowance for credit losses	28,331		28,992
Total nonaccrual loans	3,229		1,053
Net chargeoffs	1,020		2,114

Allowance for credit losses as a percentage of total loans	0.88%		0.89%
Nonaccrual loans as a percentage of total loans	0.10%		0.03%
Net chargeoffs as a percentage of average loans outstanding	0.03%		0.06%
Allowance for credit losses as a multiple of nonaccrual loans	8.8	x	27.5	x

The following table sets forth net chargeoffs by loan type, average loans during the period and the percentage of net chargeoffs over average loans.

	December 31,
	2024			2023
	Net	Average	% of Average	Net	Average	% of Average
(dollars in thousands)	Chargeoffs	Loans	Loans	Chargeoffs	Loans	Loans
Commercial and industrial	$871	$133,737	.65%	$1,945	$108,453	1.79%
Commercial mortgages:
Multifamily	168	859,878	.02	—	861,758	—
Other	—	830,774	—	(15)	801,772	—
Owner-occupied	—	248,448	—	—	242,917	—
Residential mortgages:
Closed end	(51)	1,128,170	—	176	1,199,594	0.01
Revolving home equity	—	35,368	—	—	45,321	—
Consumer and other	32	1,289	2.48	8	1,088	0.74
	$1,020	$3,237,664	0.03%	$2,114	$3,260,903	0.06%

The following table sets forth the allocation of the Bank’s total ACL by loan type.

	December 31,
	2024		2023
		% of Loans		% of Loans
		to Total		to Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Commercial and industrial	$1,365	4.2%	$2,030	3.6%
Commercial mortgages:
Multifamily	8,734	26.3	6,817	26.4
Other	7,597	26.4	7,850	25.5
Owner-occupied	3,243	8.2	3,104	7.2
Residential mortgages:
Closed end	7,107	33.8	8,838	35.9
Revolving home equity	269	1.1	339	1.4
Consumer and other	16	—	14	—
	$28,331	100.0%	$28,992	100.0%

The amount of future chargeoffs and provisions for credit losses will be affected by economic conditions on Long Island and in the boroughs of NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 96% of the Bank’s total loans outstanding at December 31, 2024. The majority of these loans are collateralized by properties located on Long Island and in the boroughs of NYC. While business activity in the NY metropolitan area has improved, inflation, increasing interest rates and government regulation pose economic challenges and may result in higher chargeoffs and provisions.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans. At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Deposits and Other Borrowings. Total deposits remained relatively flat at $3.3 billion during 2024, as compared to prior year. Growth in savings, NOW and money market deposits of $27.8 million, or 1.8%, and time deposits of $24.6 million, or 4.2%, was offset by a decline in noninterest-bearing checking deposits of $58.5 million, or 5.2%. Noninterest-bearing checking deposits of $1.1 billion represent 32.9% of total deposits. Brokered time deposits remained relatively flat during 2024, totaling $175.0 million, or 5.4%, of total deposits. Brokered time deposits have a weighted average cost of 4.85% and an average maturity of approximately 7 months, of which $45.0 million, or 25.7%, will mature in the first quarter of 2025 with an average cost of 4.85%. Reciprocal deposits under the Insured Cash Sweep (“ICS”) program were $10.4 million at December 31, 2024.

The aggregate amount of uninsured deposits (amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $1.5 billion at December 31, 2024 and $1.7 billion at December 31, 2023.

The following table sets forth the remaining maturity of uninsured time deposits, by account.

(in thousands)	December 31, 2024
3 months or less	$39,882
Over 3 through 6 months	20,807
Over 6 through 12 months	9,609
Over 12 months	3,078
$73,376

Borrowings include overnight advances and other borrowings. There were no overnight advances at December 31, 2024, compared to $70.0 million at year-end 2023. Other borrowings decreased $37.5 million, or 7.9%, in 2024, to $435.0 million at December 31, 2024. Maturities of $387.5 million with a weighted average rate of 4.79% were partially offset by new borrowings of $350.0 million with a weighted average rate of 4.43%. Other borrowings at December 31, 2024 had a weighted average cost of 4.39% and an average maturity of 13 months.

Capital. Stockholders’ equity totaled $378.9 million at December 31, 2024, a decrease of $1.2 million from $380.1 million at December 31, 2023. The decrease was mainly due to cash dividends declared of $18.9 million and common stock repurchases of $2.0 million, partially offset by net income of $17.1 million, stock compensation expense of $2.2 million, and an increase in other comprehensive income of $552,000 primarily due to a change in the funded status of the pension plan.

The Corporation’s ROE was 4.49%, 7.14% and 12.13% for the years ended December 31, 2024, 2023 and 2022, respectively and its ROA was 0.40%, 0.62% and 1.11%, respectively. Book value per share decreased $0.06 during 2024 to $16.77 at December 31, 2024, from $16.83 at December 31, 2023. Based on the Corporation’s market value per share at December 31, 2024 of $11.68, the dividend yield is 7.19%.

The Corporation and the Bank elected to adopt the CBLR framework in 2020, which requires a leverage ratio of greater than 9.00%. As a qualifying community banking organization, the Corporation and the Bank may opt out of the CBLR framework in any subsequent quarter by completing its regulatory agency reporting using the traditional capital rules. In addition, the Corporation and the Bank exclude accumulated OCI components from Tier 1 and Total regulatory capital, in accordance with the federal banking agencies’ regulatory capital guidelines.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The leverage ratio of the Corporation and the Bank at December 31, 2024 was 10.12% and 10.11%, respectively, and satisfies the well capitalized ratio requirements under the PCA statutes. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of CECL.

The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions or in any other manner that is compliant with applicable securities laws. The stock repurchase program does not obligate the Corporation to purchase shares and there is no guarantee as to the exact number of shares that may be repurchased pursuant to this program, which is subject to market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity and other factors deemed appropriate. During the first quarter of 2024, the Corporation repurchased 167,526 shares of its common stock at a total cost of $2.0 million. No shares were repurchased in the subsequent quarters of 2024 and we do not expect to utilize the remainder of this authorization as the Merger Agreement prohibits us from engaging in additional share repurchases without the consent of ConnectOne.

Cash Flows and Liquidity

Cash Flows. During 2024, the Corporation’s cash and cash equivalent position decreased by $22.6 million, from $60.9 million at December 31, 2023 to $38.3 million at December 31, 2024. The decrease occurred primarily because cash used to repay borrowings exceeded cash provided by net paydowns from loans and securities.

Securities decreased $71.1 million during 2024, from $695.9 million at year-end 2023 to $624.8 million at December 31, 2024. The decrease was primarily attributable to $74.2 million in paydowns and maturities, amortization and accretion of $2.4 million, and a decrease in the unrealized loss of $1.4 million, partially offset by purchases of $6.9 million.

The Bank’s securities portfolio comprised 15% of total assets at December 31, 2024 and had a duration of approximately 3.8 years. Approximately 34% of the portfolio was comprised of floating rate assets, including $101.4 million of SBA a gency obligations with a current yield of 5.35% that reprice quarterly based on the prime rate and $113.3  million of floating rate corporate bonds with a current yield of approximately 4.46% that reprice quarterly based on the ten year constant maturity swap rate.

Government agency fixed rate mortgage-backed securities, including collateralized mortgage obligations, were $274.5 million and comprised 43.9% of the investment portfolio at December 31, 2024. This portfolio had a current yield of 2.49%. The Bank expects approximately $57.3 million of cash inflows from the investment securities portfolio over the next twelve months. The remaining 22% of the portfolio is invested in tax exempt municipal bonds th at currently yield 3.17% on a tax adjusted basis.

The $3.2 billion loan portfolio was comprised of $2.0 billion of commercial mortgages, $1.1 billion of residential mortgages and $136.7 million of commercial and industrial loans. Approximately $704.9 million, or 21.9%, will reprice by December 31, 2025, of which $300.0 million is related to the three-year interest rate swap transaction discussed in "Note N - Derivatives" to the Corporation’s consolidated financial statements of this Form 10-K. The Bank expects an additional $243.0 million, or 7.5%, of the loan portfolio to reprice from approximately 3.51% to 7.03% from December 31, 2025 to December 31, 2026 based on current rates. We expect approximately $349.5 million of cash inflows from the mortgage loan portfolio over the next twelve months.

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

The Bank had $583.3 million available in collateralized borrowing lines with the FHLBNY and the FRBNY at December 31, 2024, as well as a $20.0 million unsecured line of credit with a correspondent bank. We also had $265.5 million in unencumbered cash and securities. In total, we had approximately $868.8 million of available liquidity, compared to an aggregate of uninsured and uncollateralized deposits of approximately $968.1 million. Uninsured and uncollateralized deposits represented 29.7% of total deposits.

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

The Corporation believes that its current sources of liquidity are sufficient to fulfill the obligations it has at December 31, 2024 pursuant to off-balance sheet arrangements and contractual obligations.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows: (1) a calculation of the Corporation’s EVE at December 31, 2024 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions; and (2) an estimate of net interest income for the year ending December 31, 2025 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that is intended to reflect a static balance sheet. In addition, in calculating EVE, cash flows for nonmaturity deposits are assumed to have an overall life of 5.7 years based on the current mix of such deposits and the most recently updated nonmaturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending December 31, 2025 and calculations of EVE at December 31, 2024 assuming rate changes of plus and minus 100, 200 and 300 bps. The rate change scenarios were selected based on the relative level of current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income; (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities; and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that is intended to reflect a static balance sheet. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at December 31, 2024		2025
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$347,272	-27.5%	$73,265	-10.0%
+ 200 basis point rate shock	386,461	-19.4%	75,897	-6.8%
+ 100 basis point rate shock	435,890	-9.1%	78,873	-3.1%
Base case (no rate change)	479,301	—	81,408	—
- 100 basis point rate shock	520,451	8.6%	83,527	2.6%
- 200 basis point rate shock	543,621	13.4%	84,686	4.0%
- 300 basis point rate shock	549,411	14.6%	85,002	4.4%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 bps could negatively impact the Bank’s net interest income for the year ended December 31, 2025 because the Bank might need to increase the rates paid on its nonmaturity deposits to remain competitive and any time deposits or borrowings that mature would reprice at a higher interest rate. In addition, the Bank’s securities portfolio, excluding corporate bonds and SBA agency obligations, and a large portion of its loan portfolio do not immediately reprice with changes in market rates. At December 31, 2024, approximately $919.7 million of the Bank's loans and securities, or 22.3% of total assets, reprice or mature within one year. An immediate decrease in interest rates of 100, 200 or 300 bps could positively impact the Bank’s net interest income for the same time period because the Bank would pay less for time deposits or borrowings that mature and reprice at a lower interest rate and would be able to reduce non-maturity deposit rates while the downward repricing of its assets would lag. The positive impact on net interest income of an immediate decrease in interest rates is somewhat constrained because the decrease is assumed to occur uniformly across the inverted yield curve. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a material impact on the net interest income amounts shown for each scenario in the table. The negative impact of rising interest rates on net interest income in 2025 could be more significant than the amounts shown in the table.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31, (dollars in thousands)	2024	2023
Assets:
Cash and cash equivalents	$38,330	$60,887
Investment securities available-for-sale, at fair value	624,779	695,877

Loans:
Commercial and industrial	136,732	116,163
Secured by real estate:
Commercial mortgages	1,963,107	1,919,714
Residential mortgages	1,084,090	1,166,887
Home equity lines	36,468	44,070
Consumer and other	1,210	1,230
	3,221,607	3,248,064
Allowance for credit losses	(28,331)	(28,992)
	3,193,276	3,219,072
Restricted stock, at cost	27,712	32,659
Bank premises and equipment, net	29,135	31,414
Right-of-use asset - operating leases	18,951	22,588
Bank-owned life insurance	117,075	114,045
Pension plan assets, net	11,806	10,740
Deferred income tax benefit	36,192	28,996
Other assets	22,080	19,622
	$4,119,336	$4,235,900
Liabilities:
Deposits:
Checking	$1,074,671	$1,133,184
Savings, NOW and money market	1,574,160	1,546,369
Time	616,027	591,433
	3,264,858	3,270,986
Overnight advances	—	70,000
Other borrowings	435,000	472,500
Operating lease liability	21,964	24,940
Accrued expenses and other liabilities	18,648	17,328
	3,740,470	3,855,754

Commitments and Contingent Liabilities (Note L)

Stockholders' Equity:
Common stock, par value $0.10 per share: Authorized, 80,000,000 shares; Issued and outstanding, 22,595,349 and 22,590,942 shares	2,260	2,259
Surplus	79,731	79,728
Retained earnings	354,051	355,887
	436,042	437,874
Accumulated other comprehensive loss, net of tax	(57,176)	(57,728)
	378,866	380,146
	$4,119,336	$4,235,900

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31, (dollars in thousands, except per share data)	2024	2023	2022
Interest and dividend income:
Loans	$137,092	$127,866	$116,352
Investment securities:
Taxable	26,412	22,663	9,795
Nontaxable	3,826	4,954	8,063
	167,330	155,483	134,210
Interest expense:
Savings, NOW and money market deposits	45,254	32,164	7,180
Time deposits	27,509	19,267	5,296
Overnight advances	401	950	1,207
Other borrowings	20,947	16,237	4,814
	94,111	68,618	18,497
Net interest income	73,219	86,865	115,713
Provision (credit) for credit losses	359	(326)	2,331
Net interest income after provision (credit) for credit losses	72,860	87,191	113,382

Noninterest income:
Bank-owned life insurance	3,456	3,197	3,017
Service charges on deposit accounts	3,376	3,034	3,157
Net loss on sales of securities	—	(3,489)	—
Gain (loss) on disposition of premises and fixed assets	21	240	(553)
Other	5,215	3,354	6,242
	12,068	6,336	11,863
Noninterest expense:
Salaries and employee benefits	39,720	37,373	41,096
Occupancy and equipment	12,586	13,140	13,407
Merger expenses	1,161	—	—
Branch consolidation expenses	1,934	—	—
Other	12,763	13,546	12,523
	68,164	64,059	67,026
Income before income taxes	16,764	29,468	58,219
Income tax (benefit) expense	(312)	3,229	11,287
Net income	$17,076	$26,239	$46,932

Weighted average:
Common shares	22,527,300	22,550,562	22,868,658
Dilutive restricted stock units	121,393	82,609	99,895
Dilutive weighted average common shares	22,648,693	22,633,171	22,968,553

Earnings per share:
Basic	$0.76	$1.16	$2.05
Diluted	$0.75	$1.16	$2.04

Cash dividends declared per share	$0.84	$0.84	$0.82

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31, (in thousands)	2024	2023	2022
Net income	$17,076	$26,239	$46,932
Other comprehensive income (loss):
Change in net unrealized holding (losses) gains on available-for-sale securities	(1,362)	9,133	(83,835)
Change in funded status of pension plan	2,292	1,183	(8,176)
Change in net unrealized loss on derivative instruments	—	—	1,750
Other comprehensive income (loss) before income taxes	930	10,316	(90,261)
Income tax expense (benefit)	378	3,277	(27,807)
Other comprehensive income (loss)	552	7,039	(62,454)
Comprehensive income (loss)	$17,628	$33,278	$(15,522)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	(Loss)/Income	Total
Balance, January 1, 2022	23,240,596	$2,324	$93,480	$320,321	$(2,313)	$413,812
Net income				46,932		46,932
Other comprehensive loss					(62,454)	(62,454)
Repurchase of common stock	(915,868)	(92)	(17,797)			(17,889)
Shares withheld upon the vesting and conversion of RSUs	(27,287)	(3)	(573)			(576)
Common stock issued under stock compensation plans	100,973	10	52			62
Common stock issued under dividend reinvestment and stock purchase plan	44,966	5	834			839
Stock-based compensation			2,466			2,466
Cash dividends declared				(18,656)		(18,656)
Balance, December 31, 2022	22,443,380	2,244	78,462	348,597	(64,767)	364,536
Net income				26,239		26,239
Other comprehensive income					7,039	7,039
Shares withheld upon the vesting and conversion of RSUs	(48,941)	(5)	(865)			(870)
Common stock issued under stock compensation plans	133,796	14	46			60
Common stock issued under dividend reinvestment and stock purchase plan	62,707	6	836			842
Stock-based compensation			1,249			1,249
Cash dividends declared				(18,949)		(18,949)
Balance, December 31, 2023	22,590,942	2,259	79,728	355,887	(57,728)	380,146
Net income				17,076		17,076
Other comprehensive income					552	552
Repurchase of common stock	(167,526)	(17)	(2,003)			(2,020)
Shares withheld upon the vesting and conversion of RSUs	(62,941)	(6)	(788)			(794)
Common stock issued under stock compensation plans	183,949	19	43			62
Common stock issued under dividend reinvestment and stock purchase plan	50,925	5	591			596
Stock-based compensation			2,160			2,160
Cash dividends declared				(18,912)		(18,912)
Balance, December 31, 2024	22,595,349	$2,260	$79,731	$354,051	$(57,176)	$378,866

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, (in thousands)	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$17,076	$26,239	$46,932
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	359	(326)	2,331
(Credit) provision for deferred income taxes	(7,574)	(1,149)	670
Depreciation and amortization of premises and equipment	3,096	3,108	3,612
Amortization of right-of-use asset - operating leases	3,637	2,644	2,699
Gain on early termination of operating leases	(96)	—	—
Premium amortization on investment securities, net	2,436	2,227	1,578
Net loss on sales of securities	—	3,489	—
(Gain) loss on disposition of premises and fixed assets	(21)	(240)	553
Stock-based compensation expense	2,160	1,249	2,466
Accretion of cash surrender value on bank-owned life insurance	(3,456)	(3,197)	(3,017)
Pension expense (credit)	1,226	1,492	(129)
Decrease in other liabilities	(1,550)	(384)	(3,770)
Other increases in assets	(2,343)	(2,990)	(2,501)
Net cash provided by operating activities	14,950	32,162	51,424
Cash Flows From Investing Activities:
Available-for-sale securities:
Proceeds from sales	—	145,451	—
Proceeds from maturities and redemptions	74,228	56,413	45,054
Purchases	(6,928)	(220,911)	(69,562)
Proceeds from sales of loans held-for-sale	1,092	—	—
Net decrease (increase) in loans	24,431	61,555	(207,427)
Net decrease (increase) in restricted stock	4,947	(6,296)	(4,839)
Purchases of premises and equipment, net	(1,468)	(2,862)	(3,598)
Proceeds from disposition of premises and facilities held-for-sale	383	2,291	6,601
Proceeds from death benefit of bank-owned life insurance	576	—	—
Net cash provided by (used in) investing activities	97,261	35,641	(233,771)
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(6,128)	(193,648)	149,389
Net (decrease) increase in overnight advances	(70,000)	70,000	(125,000)
Proceeds from other borrowings	350,000	275,000	300,000
Repayment of other borrowings	(387,500)	(213,500)	(75,322)
Proceeds from issuance of common stock, net of shares withheld	(198)	(28)	263
Repurchase of common stock	(2,020)	—	(17,889)
Cash dividends paid	(18,922)	(18,918)	(18,591)
Net cash (used in) provided by financing activities	(134,768)	(81,094)	212,850
Net (decrease) increase in cash and cash equivalents	(22,557)	(13,291)	30,503
Cash and cash equivalents, beginning of year	60,887	74,178	43,675
Cash and cash equivalents, end of period	$38,330	$60,887	$74,178
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$92,782	$64,319	$17,142
Income taxes	7,798	3,676	11,610
Operating cash flows from operating leases	3,605	3,072	4,148
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	—	1,280	18,386
Cash dividends payable	4,734	4,744	4,713
Bank premises transferred to held-for-sale	—	—	2,407
Loans transferred from portfolio to held-for-sale	1,006	—	—

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

For AFS securities in an unrealized loss position, management first evaluates whether it has the intent to sell or would otherwise be required to sell before the recovery of amortized cost, and then whether the decline in fair value has resulted from an actual or estimated credit loss event. Management considers the extent to which fair value is less than amortized cost, changes to the rating of the security, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss is likely, management then assesses whether it has the intent to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost and determines the present value of cash flows expected to be collected from the security as compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, an allowance is recorded for the estimated credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance is recognized in OCI. Accrued interest receivable on AFS securities is excluded from the estimate of credit losses.

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

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, commercial letters of credit and standby letters of credit. The face amount of these items represents the exposure to loss, before considering collateral held or ability to repay. The Bank estimates credit losses on off-balance sheet credit exposures by considering the likelihood of an outstanding commitment converting into an outstanding loan and applying an estimate of expected lifetime credit losses used on similar portfolio segments, unless the obligation is unconditionally cancellable by the Bank. The ACL on off-balance sheet credit exposures is recorded in the line item “Accrued expenses and other liabilities” in the consolidated balance sheets and totaled $449,000 and $590,000, respectively, at December 31, 2024 and 2023. The ACL is adjusted through a provision for credit loss which is included in the line item “other noninterest expense” in the consolidated statements of income and amounted to ($141,000), $169,000 and ($71,000) in 2024, 2023 and 2022, respectively. Off-balance sheet credit instruments are recorded on the balance sheet when they are funded or drawn down.

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

Operating Segments

While the chief decision-makers monitor the revenue streams of the Bank’s various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the financial operations of the Bank are aggregated in one reportable operating segment.

Investment Services

Assets held in a fiduciary capacity are not assets of the Corporation and, accordingly, are not included in the accompanying consolidated financial statements. The Bank records investment services fees on the accrual basis.

Reclassifications

When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

Earnings Per Share

The Corporation calculates basic and diluted earnings per share (“EPS”) using the treasury stock method. Basic EPS excludes the dilutive effect of outstanding restricted stock units (“RSUs”) and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if outstanding RSUs were converted into shares of common stock that then shared in the earnings of the Corporation. Diluted EPS is computed by dividing net income by the weighted average number of common shares and dilutive RSUs. There were 21,329, 101,480 and 33,017 RSUs excluded from the calculation of EPS at  December 31, 2024, 2023 and 2022, because their inclusion would be anti-dilutive. Other than the RSUs described in “Note I – Stock-Based Compensation,” the Corporation has no securities that could be converted into common stock nor does the Corporation have any contracts that could result in the issuance of common stock.

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

The following sets forth the components of accumulated OCI, net of tax:

		Current
	Balance	Period	Balance
(in thousands)	12/31/2023	Change	12/31/2024
Unrealized holding loss on available-for-sale securities	$(49,809)	$(1,033)	$(50,842)
Unrealized actuarial loss on pension plan	(7,919)	1,585	(6,334)
Accumulated other comprehensive loss, net of tax	$(57,728)	$552	$(57,176)

The components of OCI and the related tax effects are as follows:

(in thousands)	2024	2023	2022
Change in net unrealized holding gains (losses) on available-for-sale securities:
Change arising during the period	$(1,362)	$5,644	$(83,835)
Reclassification adjustment for losses included in net income (1)	—	3,489	—
	(1,362)	9,133	(83,835)
Tax effect	(329)	2,887	(25,825)
	(1,033)	6,246	(58,010)
Change in funded status of pension plan:
Unrecognized net gain (loss) arising during the period	1,492	165	(8,176)
Amortization of net actuarial loss included in pension expense (2)	800	1,018	—
	2,292	1,183	(8,176)
Tax effect	707	390	(2,520)
	1,585	793	(5,656)
Change in unrealized loss on derivative instrument:
Amount of gain during the period	—	—	1,324
Reclassification adjustment for net interest expense included in net income (3)	—	—	426
	—	—	1,750
Tax effect	—	—	538
	—	—	1,212
Other comprehensive income (loss)	$552	$7,039	$(62,454)

(1)	Represents net realized losses arising from the sale of AFS securities, included in the consolidated statements of income in the line item “Net loss on sales of securities.” See “Note B – Investment Securities” for the income tax benefit related to these net realized losses, included in the consolidated statements of income in the line item “Income tax (benefit) expense.”
(2)	Represents the amortization of net actuarial loss relating to the Corporation's defined benefit pension plan. This item is a component of net periodic pension cost (see "Note J – Retirement Plans") and included in the consolidated statements of income in the line item "Other noninterest income."
(3)	Represents the net interest expense recorded from derivative transactions and included in the consolidated statements of income under “Interest expense.”

Adoption of New Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023- 07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The ASU requires incremental segment information disclosures, including disclosures of significant segment expenses that are regularly provided to the chief operating decision maker, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the chief operating decision maker when deciding how to allocate resources. ASU 2023- 07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and retrospective adoption is required for all prior periods presented. The adoption of the ASU for the year ended December 31, 2024 modified the Corporation’s disclosures but did not impact its financial position or results of operations. See “Note R – Segment Information” for disclosures required by ASU 2023- 07.

Impact of Issued But Not Yet Effective Accounting Standards

The pronouncements discussed in this section are not intended to be an all-inclusive list, but rather only those pronouncements that could potentially have an impact on the Corporation’s financial position, results of operations or disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which includes amendments that further enhance income tax disclosures, primarily through disaggregation of specific rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied prospectively or retrospectively. Other than the new disclosure requirements, ASU 2023-09 will not have an impact on the Corporation's consolidated financial statements.

NOTE B – INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s AFS investment securities at December 31, 2024 and 2023.

	2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
State and municipals	$151,909	$8	$(16,374)	$135,543
Pass-through mortgage securities	158,789	8	(29,357)	129,440
Collateralized mortgage obligations	166,014	595	(21,550)	145,059
SBA agency obligations	102,308	262	(1,143)	101,427
Corporate bonds	119,000	—	(5,690)	113,310
	$698,020	$873	$(74,114)	$624,779

	2023
State and municipals	$155,294	$317	$(11,990)	$143,621
Pass-through mortgage securities	165,734	—	(27,131)	138,603
Collateralized mortgage obligations	201,500	1,836	(21,074)	182,262
SBA agency obligations	126,228	331	(1,083)	125,476
Corporate bonds	119,000	—	(13,085)	105,915
	$767,756	$2,484	$(74,363)	$695,877

Small Business Administration ("SBA") agency obligations are floating rate, government guaranteed securities backed by $78.3 million of commercial mortgages and $23.1 million of equipment finance loans at December 31, 2024.

At December 31, 2024 and 2023, investment securities with a carrying value of $259.8 million and $203.9 million, respectively, were pledged as collateral to secure public deposits.

There were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at December 31, 2024 and 2023.

There was no allowance for credit losses associated with the investment securities portfolio at December 31, 2024 or 2023.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses at  December 31, 2024 and 2023 presented by length of time the securities had been in a continuous unrealized loss position.

	2024
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$14,719	$(318)	$117,168	$(16,056)	$131,887	$(16,374)
Pass-through mortgage securities	9,364	(179)	119,191	(29,178)	128,555	(29,357)
Collateralized mortgage obligations	3,726	(33)	92,366	(21,517)	96,092	(21,550)
SBA agency obligations	—	—	83,439	(1,143)	83,439	(1,143)
Corporate bonds	—	—	113,310	(5,690)	113,310	(5,690)
Total temporarily impaired	$27,809	$(530)	$525,474	$(73,584)	$553,283	$(74,114)

	2023
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$29,522	$(719)	$95,725	$(11,271)	$125,247	$(11,990)
Pass-through mortgage securities	2,361	(1)	134,558	(27,130)	136,919	(27,131)
Collateralized mortgage obligations	—	—	102,528	(21,074)	102,528	(21,074)
SBA agency obligations	98,879	(1,083)	—	—	98,879	(1,083)
Corporate bonds	—	—	105,915	(13,085)	105,915	(13,085)
Total temporarily impaired	$130,762	$(1,803)	$438,726	$(72,560)	$569,488	$(74,363)

Following is a discussion of unrealized losses by type of security, none of which are considered impaired at December 31, 2024.

State and Municipals

At December 31, 2024, approximately $131.9 million of state and municipal bonds had an unrealized loss of $16.4 million. Substantially all the state and municipal bonds are considered high investment grade and rated Aa2/AA- or higher. The unrealized loss is primarily attributable to changes in interest rates and illiquidity and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities, nor is it likely that it will be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Pass-through Mortgage Securities

At December 31, 2024, pass-through mortgage securities of approximately $128.6 million had an unrealized loss of $29.4 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities, nor is it likely that it will be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Collateralized Mortgage Obligations

At December 31, 2024, collateralized mortgage obligations of approximately $96.1 million had an unrealized loss of $21.6 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities, nor is it likely that it will be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

SBA Agency Obligations

At December 31, 2024, SBA agency obligations of approximately $83.4 million had an unrealized loss of $1.1 million. These securities were issued by the SBA, a U.S. government agency and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuer continues to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities, nor is it likely that it will be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Corporate Bonds

At December 31, 2024, approximately $113.3 million of corporate bonds had an unrealized loss of $5.7 million. The corporate bonds represent senior unsecured debt obligations of six of the largest U.S. based financial institutions, including JPMorgan Chase, Bank of America, Citigroup, Goldman Sachs, Morgan Stanley and Wells Fargo. Each of the corporate bonds has a stated maturity of ten years and matures in 2028. The bonds reprice quarterly based on the ten year constant maturity swap rate.

Each of the financial institutions is considered upper medium investment grade and rated A3 or higher. The unrealized loss is attributable to changes in credit spreads and interest rates and the illiquid nature of the securities. The Bank does not have the intent to sell these securities, nor is it likely that it will be required to sell the securities before their anticipated recovery. Each of these financial institutions has diversified revenue streams, is well capitalized and continues to make timely interest payments. Management evaluates the quarterly financial statements of each company to determine if full payment of principal and interest is in doubt and does not believe there is any impairment at December 31, 2024.

Sales of AFS Securities. Sales of AFS securities were as follows:

(in thousands)	2024	2023	2022
Proceeds	$—	$145,451	$—

Gains	$—	$—	$—
Losses	—	(3,489)	—
Net gain (loss)	$—	$(3,489)	$—

Income tax benefit related to the net realized losses was $1.1 million in 2023 and is included in the consolidated statements of income in the line item “Income tax (benefit) expense.”

Sales of HTM Securities. The Bank did not have any securities classified as HTM in 2024, 2023 or 2022.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities and corporate bonds at December 31, 2024 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage and asset-backed securities, consisting of pass-through mortgage securities, collateralized mortgage obligations and SBA agency obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Within one year	$1,403	$1,397
After 1 through 5 years	138,656	131,981
After 5 through 10 years	40,201	36,546
After 10 years	90,649	78,929
Mortgage and asset-backed securities	427,111	375,926
	$698,020	$624,779

NOTE C – LOANS

The following table sets forth the loans outstanding by class of loans for the periods indicated.

	At December 31,
(in thousands)	2024	2023
Commercial and industrial	$136,732	$116,163
Commercial mortgages:
Multifamily	848,558	857,163
Other	851,277	829,090
Owner-occupied	263,272	233,461
Residential mortgages:
Closed end	1,084,090	1,166,887
Revolving home equity	36,468	44,070
Consumer and other	1,210	1,230
	$3,221,607	$3,248,064

The following tables present the activity in the ACL for the years ended December 31, 2024, 2023 and 2022.

	Balance at			Provision (Credit) for	Balance at
(in thousands)	1/1/2024	Chargeoffs	Recoveries	Credit Losses	12/31/2024
Commercial and industrial	$2,030	$(938)	$67	$206	$1,365
Commercial mortgages:
Multifamily	6,817	(168)	—	2,085	8,734
Other	7,850	—	—	(253)	7,597
Owner-occupied	3,104	—	—	139	3,243
Residential mortgages:
Closed end	8,838	(1)	52	(1,782)	7,107
Revolving home equity	339	—	—	(70)	269
Consumer and other	14	(32)	—	34	16
	$28,992	$(1,139)	$119	$359	$28,331

	Balance at			Provision (Credit) for	Balance at
(in thousands)	1/1/2023	Chargeoffs	Recoveries	Credit Losses	12/31/2023
Commercial and industrial	$1,543	$(2,026)	$81	$2,432	$2,030
Commercial mortgages:
Multifamily	8,430	—	—	(1,613)	6,817
Other	7,425	—	15	410	7,850
Owner-occupied	3,024	—	—	80	3,104
Residential mortgages:
Closed end	10,633	(176)	—	(1,619)	8,838
Revolving home equity	362	—	—	(23)	339
Consumer and other	15	(8)	—	7	14
	$31,432	$(2,210)	$96	$(326)	$28,992

	Balance at			Provision (Credit) for	Balance at
(in thousands)	1/1/2022	Chargeoffs	Recoveries	Credit Losses	12/31/2022
Commercial and industrial	$888	$(511)	$154	$1,012	$1,543
SBA PPP	46	—	—	(46)	—
Commercial mortgages:
Multifamily	8,154	—	—	276	8,430
Other	6,478	—	—	947	7,425
Owner-occupied	2,515	—	—	509	3,024
Residential mortgages:
Closed end	11,298	(372)	—	(293)	10,633
Revolving home equity	449	—	—	(87)	362
Consumer and other	3	(1)	—	13	15
	$29,831	$(884)	$154	$2,331	$31,432

The provision recorded in 2024 was mainly due to chargeoffs and deterioration in current and forecasted economic conditions, including adjustments for rent stabilization status of multifamily properties, partially offset by declines in historical loss rates, allowances on individually evaluated loans, and loan balances. The credit provision recorded in 2023 was mainly due to improvements in historical loss rates, the economic forecasts of unemployment and GDP and other portfolio metrics and a decrease in outstanding mortgage loans, partially offset by net chargeoffs and allowances for individually evaluated loans. The provision recorded in 2022 was mainly due to an increase in outstanding mortgage loans, chargeoffs and deteriorating economic conditions, partially offset by lower historical loss rates.

Aging of Loans. The following tables present the aging of loans past due and loans in nonaccrual status by class of loans.

	December 31, 2024
	Past Due			Nonaccrual
(in thousands)	30-59 Days	60-89 Days	90 Days or More and Still Accruing	With an Allowance for Credit Loss	With No Allowance for Credit Loss	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
Commercial and industrial	$174	$96	$—	$—	$—	$270	$136,462	$136,732
Commercial mortgages:
Multifamily	—	—	—	1,190	—	1,190	847,368	848,558
Other	—	—	—	—	—	—	851,277	851,277
Owner-occupied	—	—	—	—	—	—	263,272	263,272
Residential mortgages:
Closed end	—	—	—	—	2,039	2,039	1,082,051	1,084,090
Revolving home equity	—	—	—	—	—	—	36,468	36,468
Consumer and other	—	—	—	—	—	—	1,210	1,210
	$174	$96	$—	$1,190	$2,039	$3,499	$3,218,108	$3,221,607

	December 31, 2023
Commercial and industrial	$73	$—	$—	$722	$—	$795	$115,368	$116,163
Commercial mortgages:
Multifamily	—	—	—	—	—	—	857,163	857,163
Other	1,624	—	—	—	—	1,624	827,466	829,090
Owner-occupied	—	—	—	—	—	—	233,461	233,461
Residential mortgages:
Closed end	1,389	—	—	—	331	1,720	1,165,167	1,166,887
Revolving home equity	—	—	—	—	—	—	44,070	44,070
Consumer and other	—	—	—	—	—	—	1,230	1,230
	$3,086	$—	$—	$722	$331	$4,139	$3,243,925	$3,248,064

At December 31, 2024, there was one residential real estate loan for which formal foreclosure proceedings are in process with an amortized cost of $844,000. This loan is included in the column "Nonaccrual - With No Allowance for Credit Loss" in the December 31, 2024 table above. The Bank did not hold any foreclosed residential real estate property at  December 31, 2024. There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at  December 31, 2023 or 2022.

Accrued interest receivable from loans totaled $10.7 million and $10.4 million at December 31, 2024 and 2023, respectively, and is included in the line item “Other assets” on the consolidated balance sheets.

Loans to Directors and Executive Officers. At  December 31, 2024 and 2023, loans outstanding to executive officers and directors, including their immediate families and companies in which they are principal owners, totaled $1.6 million.

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

The Bank did not modify the terms of any loans to borrowers experiencing financial difficulty during 2024, 2023 or 2022.

There were no modifications for which there was a payment default during 2024, 2023 and 2022 that were modified during the 12 month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Watch: The borrower’s cash flow has a high degree of variability and is subject to economic downturns. Liquidity is strained and the ability of the borrower to access traditional sources of credit is diminished.

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

The following tables present the amortized cost basis of loans by class of loans, vintage and risk rating. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful. Also presented are gross chargeoffs recorded in 2024 by year of origination.

	December 31, 2024
	Term Loans by Origination Year						Revolving
(in thousands)	2024	2023	2022	2021	2020	Prior	Loans (1)	Total
Commercial and industrial:
Risk rating:
Pass	$56,696	$19,121	$15,949	$10,648	$16,300	$3,455	$7,627	$129,796
Watch	3,080	409	92	2,728	—	—	—	6,309
Special Mention	—	—	123	—	—	—	—	123
Substandard	—	504	—	—	—	—	—	504
Doubtful	—	—	—	—	—	—	—	—
	$59,776	$20,034	$16,164	$13,376	$16,300	$3,455	$7,627	$136,732

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$(938)	$(938)

Commercial mortgages – multifamily:
Risk rating:
Pass	$30,166	$41,537	$187,624	$166,205	$33,783	$383,847	$125	$843,287
Watch	—	—	—	—	—	—	—	—
Special Mention	4,081	—	—	—	—	—	—	4,081
Substandard	—	—	—	—	—	1,190	—	1,190
Doubtful	—	—	—	—	—	—	—	—
	$34,247	$41,537	$187,624	$166,205	$33,783	$385,037	$125	$848,558

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$(168)	$—	$(168)

Commercial mortgages – other:
Risk rating:
Pass	$70,093	$71,739	$192,125	$213,387	$97,405	$186,484	$22	$831,255
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	20,022	—	20,022
Doubtful	—	—	—	—	—	—	—	—
	$70,093	$71,739	$192,125	$213,387	$97,405	$206,506	$22	$851,277

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgages – owner-occupied:
Risk rating:
Pass	$41,024	$21,903	$48,339	$50,201	$23,042	$68,067	$1,496	$254,072
Watch	—	246	3,222	4,871	—	—	—	8,339
Special Mention	—	—	—	861	—	—	—	861
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$41,024	$22,149	$51,561	$55,933	$23,042	$68,067	$1,496	$263,272

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2024
	Term Loans by Origination Year						Revolving
(in thousands)	2024	2023	2022	2021	2020	Prior	Loans (1)	Total
Residential mortgages (2):
Risk rating:
Pass	$6,183	$26,528	$186,504	$155,595	$32,133	$675,051	$36,468	$1,118,462
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	582	2,039	—	2,621
Doubtful	—	—	—	—	—	—	—	—
	$6,183	$26,528	$186,504	$155,595	$32,715	$677,090	$36,468	$1,121,083

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$(1)	$—	$(1)

Consumer and other:
Risk rating:
Pass	$—	$37	$151	$—	$—	$100	$873	$1,161
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not Rated	—	—	—	—	—	—	49	49
	$—	$37	$151	$—	$—	$100	$922	$1,210

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$(32)	$(32)

Total Loans	$211,323	$182,024	$634,129	$604,496	$203,245	$1,340,255	$46,660	$3,222,132
Total gross chargeoffs	$—	$—	$—	$—	$—	$(169)	$(970)	$(1,139)

(1)	Includes revolving lines converted to term of $3.8 million of commercial and industrial, $1.0 million of owner-occupied commercial mortgage and $6.9 million of residential home equity.
(2)	Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes an adjustment of $525,000 related to basis adjustments for loans in the closed portfolio under the portfolio layer method at December 31, 2024. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See "Note N - Derivatives" for more information on the fair value hedge.

NOTE D – PREMISES AND EQUIPMENT AND OPERATING LEASES

Premises and equipment. Bank premises and equipment consist of the following:

	December 31,
(in thousands)	2024	2023
Land	$9,002	$9,002
Buildings and improvements	22,410	22,250
Leasehold improvements	13,030	12,412
Furniture and equipment	37,763	37,010
Construction in process	44	642
	82,249	81,316
Accumulated depreciation and amortization	(53,114)	(49,902)
	$29,135	$31,414

Land and buildings held-for-sale of $383,000 were sold for their carrying value in the second quarter of 2024. These assets were measured at the lower of cost or fair value on a nonrecurring basis and reported in the line item “Other assets” in the consolidated balance sheets at  December 31, 2023.

Operating Leases. The Bank leases certain branch and back-office locations under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2038 and had a weighted average remaining term of 10.61 and 11.15 years at December 31, 2024 and 2023, respectively. Many of the Bank’s leases include renewal options of up to 10 years with the longest option extending to 25 years. The exercise of lease renewal options is at the Bank’s sole discretion.

The weighted average discount rate for leases in place at  December 31, 2024 and 2023 was 3.31% and 3.29%, respectively. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Bank had one such lease in 2024, 2023 and 2022 and recognized rent expense for these leases on a straight-line basis over the lease term.

The Bank’s branch optimization strategy resulted in charges of $1.9 million in 2024 and $905,000 in 2022 related to the closing or relocation of leased branch office space. The charges include rent and depreciation expenses, lease acceleration costs and asset disposal charges. These charges are included in the consolidated statements of income in “branch consolidation expenses” in 2024 and partially included in “gain (loss) on disposition of premises and fixed assets” in 2022.

Rental payments required by the Bank’s lease agreements may increase over time based on certain variable components such as real estate taxes and common area maintenance charges.

The components of rent expense were as follows:

	December 31,
(in thousands)	2024	2023	2022
Operating lease cost	$3,262	$3,480	$3,271
Variable lease cost	430	463	490
Short-term lease cost	7	78	10
	$3,699	$4,021	$3,771

The following is a maturity analysis of the operating lease liability at December 31, 2024.

Year (dollars in thousands)	Total
2025	$3,949
2026	2,642
2027	2,430
2028	1,844
2029	1,689
Thereafter	13,699
Total lease payments	26,253
Less: interest	4,289
$21,964

NOTE E – DEPOSITS

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2024.

Year (dollars in thousands)	Total
2025	$518,169
2026	60,690
2027	18,160
2028	16,037
2029	2,275
Thereafter	696
$616,027

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $73.4 million and $70.3 million at December 31, 2024 and 2023, respectively. Deposits from executive officers, directors and their affiliates were approximately $8.3 million and $8.4 million at  December 31, 2024 and 2023, respectively. Time deposits maturing in 2025 and 2026 include $130.0 million and $45.0 million, respectively, of brokered deposits.

NOTE F – BORROWED FUNDS

Borrowings at  December 31, 2024 and 2023 consisted of overnight advances and fixed rate Federal Home Loan Bank (“FHLB”) advances as follows.

	December 31,
(in thousands)	2024	2023
Overnight advances:
FHLB overnight advances	$—	$70,000

Other borrowings:
FHLB advances	435,000	472,500
	$435,000	$542,500

Accrued interest payable on borrowed funds is included in “accrued expenses and other liabilities” in the consolidated balance sheets and amounted to $1.3 million and $1.4 million at December 31, 2024 and 2023, respectively.

FHLB advances are collateralized by a blanket lien on residential and commercial mortgage loans with a lendable value of $1.2 billion and $1.9 billion at December 31, 2024 and 2023, respectively. Based on this collateral and the Corporation’s holdings of FHLB stock, the Corporation was able to borrow up to a total of $493.7 million at December 31, 2024. Each advance is non-amortizing and, for those advances with a term greater than one day, generally are subject to a prepayment penalty.

Advances through the Federal Reserve Bank Discount Window generally include overnight advances which are fully collateralized by certain pledged loans under the Federal Reserve Bank's Borrower-in-Custody ("BIC") program. At  December 31, 2024, the Corporation had loans pledged under the BIC program of $113.3 million. There were no overnight advances outstanding under the BIC program at  December 31, 2024 and 2023. At  December 31, 2024, the Corporation had borrowing capacity available under the BIC program of $89.6 million.

The following table sets forth as of December 31, 2024 the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years. There are no FHLB advances with contractual maturities beyond three years at December 31, 2024.

Contractual Maturity (dollars in thousands)	Amount	Weighted Average Rate
Overnight	$—	—%
2025	230,000	4.50
2026	150,000	4.27
2027	55,000	4.22
2028	—	—
2029	—	—
After 2029	—	—
	435,000	4.39
	$435,000	4.39%

NOTE G – INCOME TAXES

The Corporation, the Bank and its subsidiaries, except for the REIT, file a consolidated federal income tax return. Income taxes charged to earnings in 2024, 2023 and 2022 had effective tax rates of (1.9%), 11.0% and 19.4%, respectively. The following table sets forth a reconciliation of the statutory federal income tax rate to the Corporation’s effective tax rate.

	Year Ended December 31,
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	(16.2)	(4.8)	1.7
Tax-exempt income, net of disallowed cost of funding	(4.5)	(3.3)	(2.8)
BOLI income	(4.8)	(2.3)	(1.1)
Excess tax benefit of stock-based compensation	1.1	0.4	—
Non-deductible officer compensation	0.9	—	0.1
Other	0.6	—	0.5
	(1.9%)	11.0%	19.4%

Provision for Income Taxes. The following table sets forth the components of the provision for income taxes.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current:
Federal	$6,677	$3,469	$9,287
State and local	585	909	1,330
	7,262	4,378	10,617
Deferred:
Federal	(4,548)	1,771	358
State and local	(3,026)	(2,920)	312
	(7,574)	(1,149)	670
	$(312)	$3,229	$11,287

Net Deferred Tax Asset. The following table sets forth the components of the Corporation’s net deferred tax asset.

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Unrealized loss on AFS securities	$22,399	$22,070
Allowance for credit losses and off-balance sheet credit exposure	8,775	9,036
Operating lease liability	6,703	7,627
Net operating loss carryforwards	5,822	2,869
Interest expense limitation	4,436	—
Transaction costs - capitalized	350	—
Stock-based compensation	255	519
Contract incentive	50	—
Asset writedown	46	51
Retirement expense	34	35
Interest on nonperforming loans	2	14
	48,872	42,221
Valuation allowance	—	—
	48,872	42,221
Deferred tax liabilities:
Right-of-use asset	5,783	6,908
Prepaid pension	3,603	3,274
Depreciation	1,685	1,509
Deferred loan costs	1,357	1,365
Prepaid expenses	144	146
Interest rate swap fair market value adjustment	108	23
	12,680	13,225
Net deferred tax asset	$36,192	$28,996

At year-end 2024, the Corporation did not have any federal net operating loss carryforwards. At year-end 2024, the Corporation had state and local gross operating loss carryforwards of $85.8 million, which begin to expire in 2043. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

In evaluating our ability to recover deferred tax assets in the jurisdiction from which they arise, all available positive and negative evidence is considered, including projected future taxable income, tax-planning strategies, and results of recent operations. Assumptions about future taxable income use internal budgets and plans prepared to manage our business and therefore require the use of significant judgment. Based on projections for future taxable income over the periods in which the deferred tax assets are deductible, the Corporation believes the net deferred tax assets are more likely than not to be realized.

The Corporation had no material unrecognized tax benefits at December  31, 2024,  2023 or 2022. The Corporation has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next 12 months.

The Corporation is subject to Federal, New York State ("NYS"), NYC, New Jersey and Connecticut income taxes. The Corporation did not incur any amounts for interest and penalties due to taxing authorities for calendar years  2024 ,  2023 or 2022 . The tax years 2022 through 2024 remain open to examination by the Internal Revenue Service, NYS, NYC, New Jersey and Connecticut.

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

The Corporation’s and the Bank’s actual and required capital amounts and ratios under the CBLR rules at  December 31, 2024 and 2023 are presented in the tables below.

	2024
	Actual Capital		To Be Well Capitalized Under CBLR Framework
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital to average assets:
Consolidated	$430,428	10.12%	$382,731	9.00%
Bank	429,693	10.11	382,683	9.00

	2023
	Actual Capital		To Be Well Capitalized Under CBLR Framework
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital to average assets:
Consolidated	$435,643	10.05%	$389,969	9.00%
Bank	438,648	10.13	389,874	9.00

Other Matters. The source of funds for the Corporation’s dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Under these regulations, the amount of dividends that the Bank may pay in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the minimum capital requirements described above. During 2025, the Bank could, without prior approval, declare dividends of approximately $6.3 million plus any 2025 net profits retained to the date of the dividend declaration.

Regulation D of the Board of Governors of The Federal Reserve System may require banks to maintain reserves against certain deposit balances. There was no reserve requirement in 2024 or 2023.

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

The Corporation has 750,000 shares of common stock reserved for awards under the 2021 Plan, plus 23,167 shares that remained available for grant as full value RSUs or restricted stock awards under the 2014 Plan. RSUs granted under the 2014 Plan that expire or are forfeited after April 20, 2021 are added to the number of shares of common stock reserved for issuance of awards under the 2021 Plan. At December 31, 2024, 358,333 equity awards remain available to be granted under the 2021 Plan.

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

Details of RSUs. The following table summarizes the vesting schedule of RSUs outstanding at December 31, 2024.

Total
Number of RSUs:
Vested and convertible at December 31, 2024	28,021
Scheduled to vest during:
2025	95,773
2026	26,210
2027	38,635
2028	5,340
2029	2,191
196,170

The RSUs in the table above include performance-based RSUs with vesting based on the financial performance of the Corporation in 2024 and 2025 and service-based RSUs with various service-based vesting periods. The grant date fair value of RSUs is equal to the market price of the shares underlying the awards on the grant date, discounted for dividends that are not paid on these RSUs.

The fair values of awards made in 2024, 2023 and 2022, and the assumptions utilized in determining such values, are presented below.

	2024
	Performance-Based	Service-Based
	Vesting	Vesting
Grant date fair value	$10.89	$7.63	to	$10.89
Market price on grant date	$12.46	$9.90	to	$12.46
Expected annual dividend	$0.84	$0.84
Expected term (in years)	2.0	1.0	to	5.0
Risk-free interest rate	4.43%	4.27%	to	5.16%
	2023
Grant date fair value	$16.57	$11.77	to	$16.57
Market price on grant date	$18.14	$12.57	to	$18.14
Expected annual dividend	$0.84	$0.84
Expected term (in years)	2.0	1.0	to	5.0
Risk-free interest rate	4.24%	4.01%	to	4.80%
	2022
Grant date fair value	$20.07	$17.70	to	$20.07
Market price on grant date	$21.64	$18.12	to	$21.64
Expected annual dividend	$0.80	$0.42	to	$0.80
Expected term (in years)	2.0	1.0	to	5.0
Risk-free interest rate	1.12%	1.12%	to	4.56%

The following table presents a summary of RSUs outstanding at December 31, 2024 and changes during the year then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2024	213,879	$16.04
Granted	231,467	10.54
Converted	(178,693)	13.85
Forfeited	(70,483)	13.32
Outstanding at December 31, 2024	196,170	$12.53	0.93	$2,291
Vested and convertible at December 31, 2024	28,021	$12.22	—	$327

RSUs outstanding at December 31, 2024 include 58,394 performance-based RSUs, of which 28,021 are vested and convertible at year-end, and 137,776 service-based RSUs. The performance-based RSUs have a maximum payout potential of 1.50 shares of the Corporation’s common stock for each RSU awarded. Based on the Corporation’s performance in 2024, 67,339 shares were forfeited on the performance-based RSUs and reflected in the table above. Service-based RSUs have a maximum payout potential of one share of the Corporation’s common stock for each RSU awarded.

The total intrinsic value of RSUs converted in 2024, 2023 and 2022 was $2.5 million, $2.2 million and $2.0 million, respectively.

Stock Option Activity. There were no stock options outstanding at December 31, 2024, 2023 and 2022. No stock options were exercised in 2024, 2023 and 2022.

Compensation Expense. The Corporation recorded expense for share-based payments of $2.2 million, $1.2 million and $2.5 million in 2024, 2023 and 2022, respectively, and related income tax benefits of $661,000, $383,000 and $760,000, respectively.

Unrecognized Compensation Cost. As of December 31, 2024, there was $1.1 million of total unrecognized compensation cost related to non-vested RSUs. The total cost is expected to be recognized over a weighted-average period of 1.7 years.

Other. The Corporation uses newly issued shares for the conversion of RSUs. During 2024, 2023 and 2022, 5,256, 4,573 and 3,315 shares, respectively, of the Corporation’s common stock were issued to members of the Board of Directors in payment of director fees.

NOTE J – RETIREMENT PLANS

The Bank has a 401(k) plan and a defined benefit pension plan (“Pension Plan” or “Plan”). Employees are immediately eligible to participate in the 401(k) plan provided they are at least 18 years of age. Participants may elect to contribute up to 100% of gross compensation, as defined, subject to the limitations of Section 401(k) of the Internal Revenue Code. The Bank may, at its sole discretion, make matching contributions to each participant's account based on the amount of the participant's contributions. Participants are fully vested in their elective contributions and, after five years of participation in the 401(k) plan, are fully vested (20% vesting per year) in the matching contributions, if any, made by the Bank. The Bank’s expense for matching contributions was $577,000, $571,000 and $530,000 for 2024, 2023 and 2022, respectively.

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

Significant Actuarial Assumptions. The following table sets forth the significant actuarial assumptions used to determine the benefit obligation at December 31, 2024, 2023 and 2022 and the benefit cost for each of the Plan years then ended.

	2024	2023	2022
Weighted average assumptions used to determine the
benefit obligation at year end:
Discount rate	5.68%	5.16%	5.44%
Rate of increase in compensation levels	4.00%	4.00%	3.50%

Weighted average assumptions used to determine net pension cost:
Discount rate	5.16%	5.44%	2.97%
Rate of increase in compensation levels	4.00%	3.50%	3.50%
Expected long-term rate of return on plan assets	6.00%	6.00%	5.25%

The increase in the discount rate from 5.16% in 2023 to 5.68% in 2024 decreased the projected benefit obligation at December 31, 2024 by approximately $2.8 million. Changes due to experience, including changes in participant demographics, resulted in a net actuarial gain of approximately $247,000 during 2024.

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

Net Pension Cost. The following table sets forth the components of net periodic pension cost.

(in thousands)	2024	2023	2022
Service cost plus expected expenses and net of expected plan
participant contributions	$1,467	$1,378	$2,133
Interest cost	2,439	2,341	1,641
Expected return on plan assets	(3,480)	(3,245)	(3,903)
Amortization of net actuarial loss	800	1,018	—
Net pension cost (credit)	$1,226	$1,492	$(129)

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

(in thousands)	2024	2023	2022
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$48,798	$44,460	$56,587
Service cost	1,738	1,630	2,357
Interest cost	2,439	2,341	1,641
Benefits paid	(2,550)	(2,430)	(2,361)
Assumption changes	(2,766)	1,778	(15,343)
Experience loss and other	(247)	1,019	1,579
Projected benefit obligation at end of year	47,412	48,798	44,460

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	59,538	55,509	75,684
Actual return on plan assets	1,946	6,127	(18,113)
Plan participant contributions	392	455	425
Benefits paid	(2,550)	(2,430)	(2,361)
Expenses	(108)	(123)	(126)
Fair value of plan assets at end of year	59,218	59,538	55,509
Funded status at end of year	$11,806	$10,740	$11,049
Accumulated benefit obligation	$44,092	$45,185	$41,551

During 2024, the Bank did not make a contribution to the Plan and the Bank has no minimum required pension contribution for the Plan year ending September 30, 2025. The Bank does not expect to make a contribution in 2025.

Plan Assets. The objective for the Plan’s assets is to generate long-term investment returns from both income and capital appreciation which outpaces the rate of inflation, while maintaining sufficient liquidity to ensure the Plan’s ability to pay all anticipated benefit and expense obligations when due. The Plan may maintain a de minimis amount of cash equivalents, with the remaining assets allocated across two broadly-defined financial asset categories: (1) equity, both domestic and international; and (2) fixed income of various durations and issuer type. The goal of the equity allocation is to supplement the Bank’s contributions to the Plan when the Plan is underfunded and increase surplus when the Plan is overfunded. The fixed income component will include longer-duration bonds designed to match and hedge the characteristics of the Plan’s liabilities. Cash equivalents, under normal circumstances, will be temporary holdings for the purpose of paying expenses and monthly benefits.

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

	December 31, 2024
	Target Allocation	Percentage of Plan Assets	Weighted Average Expected Long-term Rates of Return
Cash equivalents	0% - 1%	0.0%	N/A
Equity mutual funds	20% - 30%	25.0%	5.5% to 12.2%
Fixed income mutual funds	70% - 80%	75.0%	3.2% to 7.0%
		100.0%	3.7% to 8.3%

	December 31, 2023
Cash equivalents	0% - 1%	0.3%	<1.00%
Equity mutual funds	20% - 30%	25.0%	6.1% to 8.5%
Fixed income mutual funds	70% - 80%	74.7%	4.9% to 6.1%
		100.0%	5.2% to 6.7%

The ranges for the weighted average expected long-term rates of return for equity funds, bond funds and total plan assets set forth in the preceding table represent an average of all expected allocation percentile returns. For these purposes the trustee utilizes a third party capital markets model (the “model”), which forecasts distributions of future returns for a wide array of broad asset classes. The theoretical and empirical foundation of the model is that the returns of various asset classes reflect the compensation investors require for bearing different types of systematic risk. At the core of the model are estimates of the dynamic statistical relationship between risk factors and asset returns, obtained from statistical analysis based on available historical monthly financial and economic data.

Fair Value of Plan Assets. The fair value of Plan assets at  December 31, 2024 and 2023 is summarized below.

		Fair Value Measurements Using:
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024:
Equity mutual funds:
US Equity	$9,434	$9,434	$—	$—
Non-US Equity	5,356	5,356	—	—
Total equity mutual funds	14,790	14,790	—	—
Fixed income mutual funds	44,428	—	44,428	—
Total Plan Assets	$59,218	$14,790	$44,428	$—

December 31, 2023:
Cash equivalents	$196	$—	$196	$—
Equity mutual funds:
US Equity	8,940	8,940	—	—
Non-US Equity	5,928	5,928	—	—
Total equity mutual funds	14,868	14,868	—	—
Fixed income mutual funds	44,474	44,474	—	—
Total Plan Assets	$59,538	$59,342	$196	$—

An explanation of matrix pricing and the definitions of Level 1, 2 and 3 fair value measurements are included in “Note M – Fair Value of Financial Instruments” to these consolidated financial statements.

Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service as appropriate, are expected to be made by the Plan.

Year (in thousands)	Amount
2025	$3,067
2026	3,105
2027	3,242
2028	3,389
2029	3,485
2030 - 2034	18,842

NOTE K – OTHER OPERATING EXPENSES

Expenses included in other operating expenses that exceed one percent of the aggregate of total interest income and noninterest income in one or more of the years shown are as follows.

(in thousands)	2024	2023	2022
Computer services	$2,173	$1,436	$1,501
FDIC Insurance	1,927	1,944	1,162
Telecommunications	844	1,354	1,669

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

Financial instruments whose contract amounts represent credit risk are as follows:

	2024		2023
(in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$1,811	$181,527	$1,877	$237,083
Standby letters of credit	7,082	—	6,852	—

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Unused home equity, small business and commercial lines of credit are a large component of the Bank’s variable rate loan commitments. Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused lines of credit, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts do not necessarily represent future cash requirements. Home equity lines generally expire ten years from their date of origination and small business lines generally have a three year term. Other real estate loan commitments generally expire within 60 to 90 days and commercial line commitments generally expire within one year. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, securities, deposit accounts with the Bank or other financial institutions and security interests in business assets and equipment. At  December 31, 2024, the Bank’s fixed rate loan commitments are primarily overdraft lines of credit on deposit accounts.

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

Employment Agreements. At December 31, 2024, the Corporation’s Chief Executive Officer and executive vice presidents, collectively referred to as the senior executives, have employment agreements with the Corporation under which they are entitled to severance compensation in the event that their employment is terminated without cause or they terminate their employment following an event constituting Good Reason, as defined, whether or not such termination occurs in connection with a change in control. The Chief Executive Officer’s amended and restated employment agreement has a term of three years beginning January 1, 2022. Each of the other senior executives has an employment agreement with a term of two years and various effective dates. These two year and three year employment agreements automatically renew for an additional period of one year on January 1 of each year unless the Corporation gives written notice of non-renewal at least 30 days prior to such date. Notwithstanding the foregoing, each of these employment agreements expire on December 31 of the calendar year in which the executive attains normal retirement age (“Retirement Age Termination Date”), which for these purposes is age 65. At the appropriate time and at its option, the Corporation can extend the employment agreements for two years beyond their retirement age termination dates. The current aggregate annual salaries provided for in these employment agreements is $2.7 million.

Litigation. From time to time, the Corporation and its subsidiaries may be a named defendant in legal actions incidental to the business. For some of these actions there is always a possibility that the Corporation will sustain a financial loss.

As previously disclosed in the Corporation’s Current Report on Form 8-K dated August 28, 2024, the Bank was notified by a customer of suspicious wire transfer activity in July 2024 involving the customer's bank accounts. The wire transfer activity arose as the result of unauthorized access to banking information within the customer's control, and upon completion of an internal procedural investigation, the Bank determined that it followed its reasonable procedures regarding online wire transfers. On January 22, 2025, the customer filed a lawsuit against the Corporation and the Bank claiming monetary damages of approximately $11.1 million, the net amount of funds involved in the suspicious wire transfer activity. The Corporation and Bank intend to vigorously defend against the lawsuit and no accrual for potential losses have been made.

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy in either 2024 or 2023.

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

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2024:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$135,543	$—	$135,407	$136
Pass-through mortgage securities	129,440	—	129,440	—
Collateralized mortgage obligations	145,059	—	145,059	—
SBA agency obligations	101,427	—	101,427	—
Corporate bonds	113,310	—	113,310	—
	624,779	—	624,643	136
Derivative - interest rate swaps	1,274	—	1,274	—
	$626,053	$—	$625,917	$136

Financial Liabilities:
Derivative - interest rate swaps	$395	$—	$395	$—

December 31, 2023:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$143,621	$—	$143,429	$192
Pass-through mortgage securities	138,603	—	138,603	—
Collateralized mortgage obligations	182,262	—	182,262	—
SBA agency obligations	125,476	—	125,476	—
Corporate bonds	105,915	—	105,915	—
	695,877	—	695,685	192
Derivative - interest rate swaps	582	—	582	—
	$696,459	$—	$696,267	$192

State and municipal AFS securities measured using Level 3 inputs. The Bank held three non-rated bond anticipation notes with a book value of $136,000 at December 31, 2024. These bonds have a one year maturity and are issued by local municipalities that are customers of the Bank. Due to the short duration of the bonds, book value approximates fair value at December 31, 2024.

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

	Level of	December 31, 2024		December 31, 2023
	Fair Value	Carrying		Carrying
(in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$38,330	$38,330	$60,887	$60,887
Loans, net	Level 3	3,193,276	2,947,587	3,219,072	2,945,864
Restricted stock	n/a	27,712	n/a	32,659	n/a
Accrued interest receivable	Level 2	2,701	2,701	3,057	3,057
Accrued interest receivable	Level 3	10,706	10,706	10,438	10,438

Financial Liabilities:
Checking deposits	Level 1	1,074,671	1,074,671	1,133,184	1,133,184
Savings, NOW and money market deposits	Level 1	1,574,160	1,574,160	1,546,369	1,546,369
Time deposits	Level 2	616,027	614,245	591,433	586,856
Short-term borrowings	Level 1	—	—	70,000	70,000
Long-term debt	Level 2	435,000	434,492	472,500	471,276
Accrued interest payable	Level 2	7,672	7,672	6,344	6,344

NOTE N – DERIVATIVES

As part of its asset liability management activities, the Corporation may utilize interest rate swaps to help manage its interest rate risk position. The notional amount of an interest rate swap does not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amount and the other terms of the interest rate swap agreements.

Fair Value Hedge. On March 16, 2023, the Bank entered into a three year interest rate swap with a notional amount totaling $300 million which was designated as a fair value hedge of certain fixed rate residential mortgages. The Bank pays a fixed rate of 3.82% and receives a floating rate based on the secured overnight financing rate (“SOFR”) for the life of the agreement without an exchange of the underlying notional amount. The hedge was determined to be effective during the year ended  December 31, 2024 and the Corporation expects the hedge to remain effective during the remaining term of the swap. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in interest income.

The following table summarizes information about the interest rate swap designated as a fair value hedge.

December 31, 2024
Notional amount (in millions)	$300
Fixed pay rate	3.82%
Overnight SOFR receive rate	4.49%
Maturity (in years)	1.21

The following table presents the amount recorded on the balance sheet related to cumulative basis adjustments for the fair value hedge as of the years indicated.

	December 31,
(in thousands)	2024	2023
Loans - Residential Mortgages:
Carrying amount of the hedged asset (1)	$440,755	$465,495
Fair value hedging adjustment included in the carrying amount of the hedged asset	(525)	(506)

(1)	This amount represents the amortized cost basis of the closed loan portfolio used to designate the hedging relationship in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedge period. At December 31, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $441.3 million. The cumulative basis adjustment associated with this hedging relationship was $525,000 and the amount of the designated hedged item was $878,000.

During 2024, the Bank recorded a $4.1 million credit from the swap transaction as a component of interest income in the consolidated statements of income.

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

	December 31, 2024
		Notional	Fair Value	Fair Value
(in thousands)	Positions	Amount	Asset	Liabilities
Derivatives not designated as hedging instruments included in other assets / other liabilities:
Interest rate swap with borrower	3	$36,523	$395	$—
Interest rate swap with offsetting counterparty	3	$36,523	$—	$395

During 2024, the Bank recorded $465,000 in back-to-back swap fee income, included in the consolidated statements of income in the line item “Other noninterest income.”

NOTE O – REVENUE FROM CONTRACTS WITH CUSTOMERS

The noninterest income section of the consolidated statements of income includes the following types of revenues earned from the Bank's contracts with customers.

Deposit Account Revenues. Fees are earned and collected on a monthly basis for account maintenance and activity-based service charges on deposit accounts. The services are performed for customers over time, requiring a time-based measure of progress. Customers may be required to maintain minimum balances and average balances. Additional fees may also be earned for overdrafts, replacement of debit cards, bill payment, lockbox services and ACH services and are earned and collected as transactions take place. All deposit account fees are accrued to income as earned, either monthly or at the point of sale, and are included in the consolidated statements of income in the line item "Service charges on deposit accounts."

Transaction and Branch Service Fees. The following revenue streams are components of “Other noninterest income” on the consolidated statements of income. These components totale d $4.2 million, $3.3 million and $2.9 million for the years ended December 31, 2024,  2023 and 2022, respectively. Other items included in “Other noninterest income,” such as non-service components of net pension cost, real estate tax refunds, back-to-back swap fee income and gains on sales of fixed assets are outside of the scope of Accounting Standards Codification 606.

Debit Card Revenues. The Bank earns a fee when its customers use their debit cards in point-of-sale transactions. These fees are generally known as interchange fees. Interchange fees from cardholder transaction represent a percentage of the underlying transaction value and are recorded daily, concurrently with the transaction processing services provided to the cardholder.

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

NOTE P – PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the Corporation (parent company only) is as follows:

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2024	2023
Assets:
Cash and due from banks	$4,585	$695
Investment in subsidiary bank, at equity	377,412	383,151
Prepaid income taxes	603	42
Deferred income tax benefits	973	1,010
Other assets	62	9
	$383,635	$384,907
Liabilities:
Other liabilities	$35	$17
Cash dividends payable	4,734	4,744
	4,769	4,761
Stockholders' equity:
Common stock	2,260	2,259
Surplus	79,731	79,728
Retained earnings	354,051	355,887
	436,042	437,874
Accumulated other comprehensive loss, net of tax	(57,176)	(57,728)
	378,866	380,146
	$383,635	$384,907

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands)	2024	2023	2022
Income:
Dividends from subsidiary bank	$25,500	$15,000	$36,450
Interest on deposits with subsidiary bank	13	6	5
Other	—	13	—
	25,513	15,019	36,455

Expenses:
Salaries	1,770	779	2,065
Other operating expenses	902	1,070	795
	2,672	1,849	2,860

Income before income taxes	22,841	13,170	33,595
Income tax benefit	(526)	(504)	(791)
Income before undistributed earnings of subsidiary bank	23,367	13,674	34,386
Equity in undistributed earnings	(6,291)	12,565	12,546
Net income	$17,076	$26,239	$46,932

Comprehensive income (loss)	$17,628	$33,278	$(15,522)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$17,076	$26,239	$46,932
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary bank	6,291	(12,565)	(12,546)
Deferred income tax provision (credit)	37	78	(199)
Stock-based compensation expense	2,160	1,249	2,466
(Increase) decrease in other assets	(53)	16	(1)
Increase (decrease) in other liabilities	18	(3)	5
Other (increases) decreases	(499)	3,730	(530)
Net cash provided by operating activities	25,030	18,744	36,127

Cash Flows From Investing Activities:
Capital contributions to Bank subsidiary	—	—	—

Cash Flows From Financing Activities:
Repurchase of common stock	(2,020)	—	(17,889)
Proceeds from issuance of common stock, net of shares withheld	(198)	(28)	263
Cash dividends paid	(18,922)	(18,918)	(18,591)
Net cash used in financing activities	(21,140)	(18,946)	(36,217)
Net increase (decrease) in cash and cash equivalents*	3,890	(202)	(90)
Cash and cash equivalents, beginning of year	695	897	987
Cash and cash equivalents, end of year	$4,585	$695	$897

Supplemental Schedule of Noncash Financing Activities:
Cash dividends payable	$4,734	$4,744	$4,713

*	Cash and cash equivalents is defined as cash and due from banks and includes the checking and money market accounts with the Corporation’s wholly-owned bank subsidiary.

NOTE Q – BUSINESS COMBINATIONS

Proposed Merger with ConnectOne Bancorp, Inc. On September 4, 2024, the Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConnectOne Bancorp, Inc., a New Jersey corporation (“ConnectOne”), pursuant to which the companies will combine in an all-stock transaction. Under the terms of the Merger Agreement, the Corporation will merge into ConnectOne, with ConnectOne as the surviving corporation (the "merger"), and the Bank will merge into ConnectOne Bank, with ConnectOne Bank as the surviving institution (the “bank merger” and, together with the merger, the “transaction”). Upon closing of the transaction, the Corporation's shareholders will receive 0.5175 shares of ConnectOne common stock for each share of the Corporation's common stock (the “merger consideration”). The Corporation held a special meeting of shareholders on February 14, 2025 at which time the Corporation's shareholders approved the Merger Agreement and the transactions contemplated thereunder. The merger remains subject to the receipt of certain regulatory approvals and the satisfaction of other customary closing conditions. The Corporation expects the transaction to close in the second quarter of 2025.

The foregoing description of the proposed merger and the Merger Agreement is not complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is attached to this Annual Report on Form 10-K as Exhibit 2.1.

NOTE R – SEGMENT INFORMATION

The Corporation has determined that the chief operating decision makers ("CODM") are the Chief Executive Officer and Chief Financial Officer, as well as from time to time the Board of Directors. Members of the Board of Directors, with the exception of the Chief Executive Officer, are not in day-to-day management of the Corporation but there are times when board approval of operating decisions is required, such as for strategic plans, budgets, establishing executive compensation practices, declaring shareholder dividends and for execution of material transactions, such as mergers and acquisitions.

The Bank provides banking products and services as well as access to third-party financial products and services to business and retail clients through its network of physical locations and various digital channels. The CODM uses comparisons to Board of Director approved strategic plans and budgets and comparisons to peer metrics to assess performance and determine compensation. Comparisons include tracking actual performance to budgets, prior periods and peer performance. Metrics include, among others, net income, return on average equity, return on average assets, and total shareholder return. Interest on loans and investments, service charges, BOLI earnings and interchange fees provide most of the revenues in the banking operation. Interest expense on borrowings and deposits, provisions for credit losses, salaries and benefits, operating facilities and expenses related to technology are the significant expenses in the banking operation. All operations are domestic.

Because these operations are closely linked and largely dependent upon each other, they are managed, and the financial performance is evaluated on a consolidated basis. Accordingly, and consistent with prior years, all of the Corporation's operations are considered by management to be aggregated in one reportable operating segment. Accounting policies for the segment are the same as those described in "Note A - Summary of Significant Accounting Policies."

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

The First of Long Island Corporation

Melville, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The First of Long Island Corporation (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Qualitative and Quantitative Loss Factors in the Allowance for Credit Losses

The methodology for determining the allowance for credit losses requires substantial judgment by management. As of December 31, 2024, the balance of the allowance for credit losses was $28.3 million. As described in Note A to the consolidated financial statements, management estimates the allowance for credit losses balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

Management adjusts its historical loss experience to reflect current and forecasted conditions. In doing so, management considers a variety of general qualitative and quantitative loss factors (“Q-factors”). We consider management’s application of Q-factors in the allowance for credit losses to be a critical audit matter due to the extent of audit effort and degree of auditor judgment required to evaluate the Q-factors given the volume and nature on inputs and the significant management judgment required.

To address this matter, we tested the design and operating effectiveness of the Company’s controls related to the Q-factors, including the following:

●	Management’s application of qualitative and quantitative judgments related to the Q-factors and the resulting allocation to the allowance for credit losses;
●	Management's review over the completeness and accuracy of the data used as the basis for the Q-factors;
●	Management's testing over the mathematical accuracy of the allowance for credit losses calculation; and
●	Management's Allowance for Credit Losses Committee review of the allowance for credit losses and provision for credit losses.

Our substantive procedures related to the Q-factors included the following:

●	Evaluating the reasonableness of management’s application of Q-factors and the resulting allocation to the allowance for credit losses;
●	Testing the completeness and accuracy of certain data used in the qualitative factor calculations; and
●	Testing the mathematical accuracy of the allowance for credit loss calculation.

/s/ CROWE LLP
Crowe LLP

We have served as the Company’s auditor since 2003.

New York, New York

March 12, 2025

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

The First of Long Island Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control - Integrated Framework:(2013) issued by COSO. Based on the assessment, management determined that, as of December 31, 2024, the Corporation’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

Crowe LLP, an independent registered public accounting firm, has expressed an opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024 in their report which appears on page 79.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2024, none of the directors or executive officers of the Corporation adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in Securities and Exchange Commission (“SEC”) regulations.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The Board of Directors (“Board”) of the Corporation currently consists of eleven members, and is divided into two classes, Class I and Class II. The biographies of each of the board members are set forth below and contain information regarding specific experience, qualifications, attributes or skills that led to the conclusion that the person should serve as a director considering the Corporation’s business and structure and the general qualifications and core competencies identified and deemed desirable by the Governance and Nominating Committee. Each director of the Corporation is also a director of the Bank. The ages presented are as of  December 31, 2024.

Class I Directors Expiring in 2025

Christopher Becker (Age 59) – Mr. Becker joined the Board in January 2020 upon being named President and Chief Executive Officer of the Corporation and the Bank. Mr. Becker is a member of the Loan, Asset Liability and Risk Committees of the Bank. Mr. Becker has been employed by the Bank since 2011 and served as Executive Vice President and Chief Risk Officer of the Corporation and the Bank and Corporate Secretary of the Corporation through the end of 2019. In these positions, Mr. Becker was responsible for the Bank’s enterprise risk management program including oversight of strategic planning, technology, loan and deposit operations, compliance, administration of internal audit, facilities, and certain credit administration functions. Prior to joining the Bank, Mr. Becker served as Executive Vice President and Chief Financial Officer at the Bank of Smithtown and previously as Director, President and Chief Executive Officer of a national bank in organization. Mr. Becker began his career at Bridgehampton National Bank and served ultimately as Executive Vice President and Chief Operating Officer. Mr. Becker’s experience has provided him with the core competencies identified by the Governance and Nominating Committee, which include corporate governance, banking, strategic planning, business leadership, corporate responsibility, accounting and reporting, finance and/or investments, technology and/or cybersecurity, mergers and acquisitions, legal and/or regulatory, real estate, and marketing and/or public relations.

J. Abbott R. Cooper (Age 57) – Mr. Cooper joined the Board in 2023 and is a member of the Governance and Nominating, Audit and Asset Liability Committees. Mr. Cooper is an attorney at Abbott Cooper, PLLC and the founder and managing member of Driver Management Company LLC (“Driver LLC”). Prior to founding Driver LLC, Mr. Cooper was the senior portfolio manager of the Financial Opportunity Strategy at Hilton Capital Management. Prior to that, Mr. Cooper was a senior investment banker covering depository institutions at Jefferies and Bank of America Merrill Lynch. Mr. Cooper began his career as a corporate lawyer, focusing on public and private company mergers and acquisitions, corporate governance, and contests for corporate control and capital markets. Mr. Cooper earned his J.D. from the University of Montana School of Law and his B.A. from the University of Virginia. Mr. Cooper’s experience has provided him with the core competencies identified by the Governance and Nominating Committee, which include corporate governance, banking, strategic planning, business leadership, accounting and reporting, finance and/or investments, mergers and acquisitions, and legal and/or regulatory.

John J. Desmond (Age 74) – Mr. Desmond joined the Board in 2016 and is Chair of the Audit Committee and a member of the Compensation and Risk Committees. Previously, he was Partner-In-Charge of the Long Island office of Grant Thornton LLP from 1988 through his retirement from the firm in 2015, having served over 40 years in the public accounting industry. Mr. Desmond’s experience included serving as lead audit partner for many public and privately-held companies. Mr. Desmond was elected by the U.S. Partners of Grant Thornton LLP to be a Partnership Board Member from 2001 through 2013. The Board was responsible for oversight of many of the firm’s activities including strategic planning, the performance of the senior leadership team and financial performance. Mr. Desmond also serves or has served as a director for various publicly held and not-for-profit entities. Mr. Desmond’s experience has provided him with the core competencies identified by the Governance and Nominating Committee, which include corporate governance, banking, strategic planning, business leadership, accounting and reporting, finance and/or investments, mergers and acquisitions, and legal and/or regulatory.

Edward J. Haye (Age 65) – Mr. Haye joined the Board in November 2022 and is Chair of the Risk Committee and a member of the Governance and Nominating and Loan Committees. Mr. Haye has substantial experience working for regulated companies and for law firms serving various regulated industries and government agencies. He is a former partner at Cullen and Dykman LLP and also formerly served as Chief Regulatory Counsel for American Water Works Company, Inc., the largest publicly traded water and wastewater utility company in the United States. Mr. Haye’s leadership responsibilities have included corporate governance, contract administration, affiliate transactions, intellectual property and labor and employment law. He currently serves or has served on the boards of various not-for-profit and community organizations. Mr. Haye’s experience has provided him with the core competencies identified by the Governance and Nominating Committee, which include corporate governance, strategic planning, business leadership, corporate responsibility, mergers and acquisitions, legal and/or regulatory, real estate, and marketing and/or public relations.

Louisa M. Ives (age 58) – Ms. Ives joined the Board in 2019 and is Chair of the Asset Liability Committee and a member of the Compensation and Risk Committees. Ms. Ives has substantial experience in the financial services industry currently serving as Managing Director at Chilton Trust Company where she is responsible for external manager selection and due diligence for Chilton clients. Prior to her current role, Ms. Ives was a Managing Director and research analyst at Chilton Investment Company and served on the company’s board of directors. She currently serves on the boards of various not-for-profit and community organizations. Ms. Ives’ experience has provided her with the core competencies identified by the Governance and Nominating Committee, which include corporate governance, banking, strategic planning, business leadership, corporate responsibility, finance and/or investments, and mergers and acquisitions.

Milbrey Rennie Taylor (Age 78) – Ms. Taylor joined the Board in 2008 and is a member of the Governance and Nominating, Loan and Risk Committees. Ms. Taylor’s experience includes over 30 years in the television news business. She served as Executive Producer of CBS News Sunday Morning and CBS Weekend News. Ms. Taylor also served as Vice President of ThirdAge Media, an Internet company partly owned by CBS, Inc. Ms. Taylor currently serves and has served as a director on several not-for-profit entities. Ms. Taylor’s experience has provided her with the core competencies identified by the Governance and Nominating Committee, which include corporate governance, strategic planning, business leadership, corporate responsibility, and marketing and/or public relations.

Walter C. Teagle III (Age 75) – Mr. Teagle joined the Board in 1996, became Chair of the Board in 2005 and is an ex officio member for all purposes of all Board committees of the Corporation and the Bank. Mr. Teagle is currently President and owner of Teagle Management, Inc., a private investment firm and Chairman Emeritus and Director of The Teagle Foundation, Inc., a private foundation. Mr. Teagle’s past experience includes a variety of executive and board positions including Managing Director, Groton Partners LLC, a merchant banking firm; Officer and Managing Director, Groton Asset Management LLC, an investment management company; Executive Vice President and Director, Lexent, Inc., a publicly-held infrastructure service provider; and President, Chief Executive Officer, and Director, Metro Design Systems, Inc., an engineering design services firm. Mr. Teagle has also been a director of not-for-profit entities. Mr. Teagle’s experience has provided him with the core competencies identified by the Governance and Nominating Committee, which include corporate governance, banking, strategic planning, business leadership, corporate responsibility, finance and/or investments, and mergers and acquisitions.

Class II Directors Expiring in 2026

Paul T. Canarick (Age 68) – Mr. Canarick joined the Board in 1992 and is a member of the Governance and Nominating, Compensation and Risk Committees. Mr. Canarick is President and Principal of Paul Todd, Inc., a privately held construction company. Mr. Canarick’s experience has provided him with the core competencies identified by the Governance and Nominating Committee, which include banking, business leadership, corporate responsibility, and real estate.

Peter Quick (Age 69) – Mr. Quick joined the Board in 2015 and is Chair of the Loan Committee and a member of the Compensation and Asset Liability Committees. Mr. Quick has over 30 years of experience in the securities and financial services industries. He is a recognized leader in the securities industry with experience in the domestic and international equity markets, equities market making, market structure reform, trading technology and clearing operations. Mr. Quick is a retired Partner of Burke and Quick Partners Holdings LLP, the parent company of Burke & Quick Partners LLC, a broker dealer. Mr. Quick was President of the American Stock Exchange from 2000 to 2005. Prior to joining the American Stock Exchange, he served as President of Quick & Reilly Inc., a Quick & Reilly subsidiary and a national discount brokerage firm. Mr. Quick also serves or has served as a director for several publicly held companies and not-for-profit entities. Mr. Quick’s experience has provided him with the core competencies identified by the Governance and Nominating Committee, which include corporate governance, banking, strategic planning, business leadership, corporate responsibility, accounting and reporting, finance and/or investments, technology and/or cybersecurity, mergers and acquisitions, legal and/or regulatory, and real estate.

Denise Strain (Age 71) – Ms. Strain joined the Board in 2017 and is Chair of the Governance and Nominating Committee and a member of the Audit and Risk Committees. Ms. Strain has 35 years of experience in the banking industry including most recently as the Managing Director and Senior Tax Counsel of Citigroup Inc. Ms. Strain has served as a member on the Board of Trustees of a not-for-profit educational institution. Ms. Strain’s experience has provided her with the core competencies identified by the Governance and Nominating Committee, which include corporate governance, banking, strategic planning, business leadership, corporate responsibility, accounting and reporting, finance and/or investments, mergers and acquisitions, and legal and/or regulatory.

Eric J. Tveter (Age 66) – Mr. Tveter joined the Board in 2013 and is Chair of the Compensation Committee and a member of the Audit and Loan Committees. He is currently Managing Member of ETC Ventures LLC; Managing Member of ETC Investment Fund I LLC; Senior Advisor of Communications Equity Associates; and Senior Advisor of Arthur D. Little. Mr. Tveter has extensive knowledge and experience in the US, UK and European technology, media and telecommunications industries. Mr. Tveter’s experience has provided him with the core competencies identified by the Governance and Nominating Committee, which include corporate governance, banking, strategic planning, business leadership, corporate responsibility, accounting and reporting, finance and/or investments, technology and/or cybersecurity, mergers and acquisitions, legal and/or regulatory, real estate, and marketing and/or public relations.

EXECUTIVE OFFICERS

The biographies of each of the executive officers who are not also directors are set forth below. The ages presented are as of December 31, 2024.

Janet T. Verneuille (Age 64) – Ms. Verneuille joined the Bank in 2019 as Executive Vice President and Chief Risk Officer of the Corporation and the Bank. On December 1, 2023, Ms. Verneuille was promoted to Senior Executive Vice President and Chief Financial Officer of the Corporation and the Bank. Prior to joining the Bank, Ms. Verneuille served as Executive Vice President and Chief Financial Officer of Empire National Bank. Ms. Verneuille previously served as Director, Executive Vice President and Chief Financial Officer of a national banking organization after serving fifteen years at Bridgehampton National Bank, ultimately as Executive Vice President and Chief Financial Officer. Ms. Verneuille obtained her public accounting experience at KPMG LLP and is a Certified Public Accountant.

Christopher J. Hilton (Age 47) – Mr. Hilton joined the Bank in June 2017 as Senior Vice President and Commercial Banking Division Executive. On January 1, 2018, Mr. Hilton was promoted to Executive Vice President of the Corporation and the Bank. On January 1, 2020, Mr. Hilton was named Chief Lending Officer of the Bank. On December 1, 2023, Mr. Hilton was promoted to Senior Executive Vice President of the Corporation and the Bank. Prior to joining the Bank, Mr. Hilton served as Executive Vice President and Chief Credit Officer of Suffolk County National Bank until its acquisition by People’s United Bank in April 2017. Mr. Hilton joined People’s United Bank and served as Senior Credit Officer until May 2017. Prior to his employment at Suffolk County National Bank, Mr. Hilton served as Executive Vice President & Chief Credit Officer of Empire National Bank.

Tanweer S. Ansari (Age 50) – Mr. Ansari joined the Bank in 2014 as Senior Vice President and Chief Compliance Officer. Effective January 1, 2022, Mr. Ansari was promoted to Executive Vice President and was named Internal Counsel. On December 1, 2023, Mr. Ansari was promoted to Chief Risk Officer of the Corporation and General Counsel of the Bank. Prior to joining the Bank, Mr. Ansari served as Associate General Counsel and Compliance Officer of Bethpage Federal Credit Union from 2007 to 2014 and in various management capacities at two Long Island/New York City banks from 1999 to 2007. Mr. Ansari is a licensed attorney admitted to the New York State Bar (2009) and United States Supreme Court Bar (2015).

Richard P. Perro (Age 59) – Mr. Perro joined the Bank in 2002 as Vice President, Branch Manager. Effective January 1, 2009, Mr. Perro was promoted to Senior Vice President of Branch Administration. Effective January 1, 2013, Mr. Perro was promoted to Executive Vice President of Branch Administration and in 2020 was named Chief Retail Officer of the Bank. Prior to joining the bank Mr. Perro served as Vice President, Branch Manager at North Fork Bank.

Susanne Pheffer (Age 62) – Ms. Pheffer joined the Bank in 2020 as Executive Vice President and Chief Information Officer. Prior to joining the Bank, Ms. Pheffer served six years as Executive Vice President and Chief Technology Officer of Empire National Bank. Ms. Pheffer previously served as a Senior Consultant and Director of Operations for a bank consulting firm headquartered on Long Island from 2007 to 2014. Prior to that, Ms. Pheffer served twenty-five years at another Long Island-based community bank where she was promoted to Senior Vice President and Chief Information Officer.

Michael J. Spolarich (Age 56) – Mr. Spolarich joined the Bank in 2020 as Senior Vice President and Senior Credit Officer. Effective December 1, 2020, Mr. Spolarich was promoted to Executive Vice President and Chief Credit Officer. Prior to joining the Bank in 2020, Mr. Spolarich served as Senior Credit Officer for the New York City and Long Island districts of People’s United Bank and Chief Credit Officer for Empire National Bank. Mr. Spolarich was previously employed with the First National Bank of Long Island.

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation’s executive officers, directors and beneficial owners who own greater than 10% of the Corporation's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These individuals are required by regulation to furnish the Corporation with copies of all Section 16(a) reports they file. Based solely on our review of ownership reports required to be filed for the year ended December 31, 2024, all filing requirements were satisfied on a timely basis except for the following Form 4s inadvertently filed late on transactions related to (A) the annual vesting of restricted stock units for Messrs. Canarick, Cooper, Desmond, Haye, Quick, Teagle and Tveter and Mss. Ives, Strain Taylor; (B) the vesting of restricted stock units for two executive officers, Mr. Spolarich and Ms. Verneuille; (C) one transaction regarding the termination of an indirect position held by Mr. Cooper and (D) one transaction regarding the monthly receipt of stock in lieu of director fees granted to Mr. Haye.

CORPORATE GOVERNANCE

Code of Ethics

The Corporation has adopted a Code of Ethics (the “Code”) which apply to all of the Corporation’s directors, executive officers and employees. The Code includes guidelines relating to compliance with laws, the ethical handling of actual or potential conflicts of interest, the use of corporate opportunities, protection and use of the Corporations’ confidential information, accepting gifts and business courtesies, accurate financial and regulatory reporting, and procedures for promoting compliance with, and reporting violations of, the Code. The Code is available on the Corporation’s website at www.FNBLI.com through the “Investor Relations” page using the “Corporate Governance” documents link.

Audit Committee

The Corporation has a separately-designated standing Audit Committee which is responsible for providing oversight relating to our consolidated financial statements and financial reporting process, systems of internal accounting and financial controls, internal audit function, annual independent audit and the compliance and ethics programs established by management and the Board. The Audit Committee is also responsible for engaging the Corporation’s independent registered public accounting firm and monitoring its conduct and independence. The members of the Audit Committee are Messrs. Cooper, Desmond, Teagle and Tveter and Ms. Strain. The Board has determined that all members of the Audit Committee are independent. Independence is defined in SEC Rule 10A-3 and the Nasdaq Rules. The Board has also determined that Messrs. Desmond and Tveter each qualifies as an “audit committee financial expert” as that term is defined in Item 407 of Regulation S-K of the SEC. The Board determined that all members of the Audit Committee have banking or related financial management expertise. The Audit Committee operates under a written charter, which is approved by the Board and governs its composition, responsibilities and operation. The Audit Committee reviews and reassesses the adequacy of its charter at least annually. The Audit Committee charter is available is available on the Corporation’s website at www.FNBLI.com through the “Investor Relations” page using the “Corporate Governance” documents link.

Insider Trading Arrangements and Policies

The Corporation is committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, the Corporation has adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Corporation's securities by all directors, officers, and employees of the Corporation and the Bank that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to the Corporation. A copy of the Corporation's Insider Trading Policy, including any amendments thereto, and an Addendum to the Insider Trading Policy are filed as Exhibit 19.1 and Exhibit 19.2 to this Annual Report on Form 10-K, respectively.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Corporation’s named executive officers ("NEOs") for 2024 were as follows:

Executive Officers	Present Capacity
Christopher Becker	Director, President and Chief Executive Officer of the Corporation and the Bank
Janet T. Verneuille	Senior Executive Vice President and Chief Financial Officer of the Corporation and the Bank; Treasurer of the Corporation and Cashier of the Bank
Christopher J. Hilton	Senior Executive Vice President of the Corporation and the Bank; Chief Lending Officer of the Bank
Susanne Pheffer	Executive Vice President of the Corporation and the Bank; Chief Information Officer of the Bank
Michael J. Spolarich	Executive Vice President of the Corporation and the Bank; Chief Credit Officer of the Bank

Key financial results and performance metrics for 2024 and 2023, including those used in determining incentive compensation, are as follows:

Results and Performance Metrics	2024 (1)	2023
Net Income	$19,912,000	$26,239,000
Diluted Earnings per Share	$0.88	$1.16
Return on Average Assets (“ROA”)	0.47%	0.62%
Return on Average Equity (“ROE”)	5.24%	7.14%
Total Shareholder Return	94.9%	78.6%

(1)	Adjusted for nonrecurring expenses incurred due to the merger, net of taxes.

The following is a discussion of the compensation awarded to, earned by or paid to the NEOs. The discussion explains all the material elements of the Corporation’s compensation of the NEOs. It should be read in conjunction with the other executive compensation disclosure that appear elsewhere in this Annual Report on Form 10-K.

Guiding Principles

In designing and maintaining a compensation program for the Corporation’s NEOs, other executive officers and employees, the Compensation Committee adheres to the following guiding principles:

(1)	The compensation program should be principles-based, employ best practices in executive compensation and consider all relevant regulatory guidance regarding sound incentive compensation policies.
(2)	The compensation program should be designed and supervised by the Compensation Committee with, as needed, the assistance of independent compensation consultants, legal counsel and other advisors who have significant experience in risk management, compensation practices and legal matters in the financial services industry.
(3)

The Compensation Committee should consist entirely of independent directors and operate under a charter adopted by the Board that clearly defines its duties and responsibilities. Significant approvals by the Compensation Committee regarding the provisions of the executive compensation program and awards thereunder should be ratified by the full Board.

(4)	A significant portion of executive compensation awarded under the program should be directly tied to corporate and peer group performance and thereby closely aligned with the interests of stockholders. The corporate performance levels necessary to earn threshold, target and maximum cash incentive and equity awards should be determined by the Compensation Committee and should not encourage inappropriate risks that could lead to material financial loss to the Bank.
(5)	The compensation program should enable the Corporation to attract and retain highly skilled professionals in each necessary discipline (i.e., executive, financial, lending, operations, risk management).
(6)	Compensation paid should be appropriately balanced between short and long-term components. The short-term components should primarily consist of base salary and cash incentive compensation and the long-term components should be equity awards that vest over time as well as retirement benefits.
(7)	The competitiveness of total direct compensation, which consists of base salary, cash incentive and equity awards, should be tested regularly by a comparison to: (1) a group of peer banks selected by the Compensation Committee that are similar in size and scope to the Corporation; and (2) amounts published in compensation surveys for the banking industry conducted by nationally recognized independent compensation consulting firms.
(8)	The compensation program should achieve internal equity among the Corporation’s executive officers.
(9)	Retirement benefits should be market competitive and evaluated based on the percentage of the executive’s income replaced in retirement.
(10)	Payments upon a change in control or termination should be market competitive, reasonable in amount and designed to ensure that the executive officers of the Bank are not significantly harmed nor unduly enriched and are reasonable with respect to the consummation of a transaction, such as a sale or merger of the Bank, that may be in the best interests of the Corporation’s stockholders.
(11)	The Compensation Committee should identify those employees, whether they are executive officers or otherwise, who could potentially expose the Corporation to material amounts of risk. The compensation of such employees should be designed to discourage imprudent risk taking and contain maximum incentive amounts that do not represent windfalls.
(12)	Clawbacks should be utilized within the compensation program in accordance with our clawback policy and applicable laws and regulations.
(13)	Retention of vested or exercised equity awards should be required until stock ownership guidelines are met.
(14)	Employees, whether they are executive officers or otherwise, should be prohibited from hedging the value of equity compensation that vests over time.
(15)	Performance goals should be established by the Compensation Committee and ratified by the full Board.
(16)	Achievement of performance goals should be determined by the Compensation Committee prior to the payment of awards.

Objectives of the Executive Compensation Program

The Corporation’s executive compensation program is designed to enable the Corporation to attract and retain talented executive officers necessary to safely and successfully operate and grow the Bank. The executive compensation program promotes sound risk management and long-term value creation for our stockholders.

What the Executive Compensation Program is Designed to Reward

Certain elements of the executive compensation program are intended to reward current performance. By offering long-term equity compensation, the executive compensation program is also designed to reward executive officers who help maximize long-term financial performance and earnings growth of the Corporation. The short-term and long-term incentives and the metrics used to determine the amount of incentive earned are intended to align the interests of management with the interests of stockholders.

Role of Independent Compensation Consultant

In determining an appropriate level of compensation for the CEO, other executive officers and the Board, the Compensation Committee periodically engages an independent compensation consulting firm to gather and help analyze the information necessary to make such determinations. In 2023, the Compensation Committee engaged Pearl Meyer & Partners LLC (“Pearl Meyer”), an independent national compensation consulting firm, to conduct a review of the compensation of the Corporation’s CEO and other executive officers. The objective of the reviews was to provide an assessment of the competitiveness and effectiveness of the Corporation’s compensation programs relative to peer banks.

In performing their 2023 review, Pearl Meyer worked with the Compensation Committee to develop a custom peer group. The peer banks were similar in size and scope to the Bank, with total assets averaging approximately $5.2 billion. This average compared to total assets for the Bank of approximately $4.3 billion at year-end 2023. The peer group consists of twenty publicly-held bank holding companies located in the Bank’s general geographic area primarily within the Northeast and included: ACNB Corporation, Arrow Financial Corporation, BCB Bancorp, Inc., C&F Financial Corporation, Chemung Financial Corporation, CNB Financial Corporation, Enterprise Bancorp, Inc., Financial Institutions, Inc., Flushing Financial Corporation, HarborOne Bancorp, Inc., Kearny Financial Corp., Northfield Bancorp, Inc., Orrstown Financial Services, Inc., Peapack-Gladstone Financial Corporation, Primis Financial Corp., Tompkins Financial Corporation, TrustCo Bank Corp NY, Univest Financial Corporation, Washington Trust Bancorp, Inc. and Western New England Bancorp, Inc.

In performing their 2023 review of executive compensation, Pearl Meyer compiled compensation data from the proxy statements of the Corporation’s custom peer group and from published industry surveys and, based on this data, calculated percentile amounts against which total compensation for the Corporation’s NEOs could be compared. The Compensation Committee found the results of the Pearl Meyer study to be directionally consistent with their stated philosophy and took the results of the study into account to make compensation decisions.

In addition to gathering and analyzing compensation data for the peer group, Pearl Meyer also gathered and analyzed peer compensation data from published industry surveys and other proprietary data sources. In performing their reviews, Pearl Meyer assessed total remuneration and the individual elements of total remuneration including base salary, long-term incentives, annual cash incentive compensation, annual equity awards, retirement benefits and perquisites. Based on their reviews, Pearl Meyer provided the Compensation Committee with a comparison of the compensation of the CEO and other executive officers to the market 25th, 50th, and 75th percentiles.

The Compensation Committee received a letter from Pearl Meyer regarding its independence under the six factors to be considered for such purposes under Nasdaq Rules, assessed the independence of Pearl Meyer pursuant to such rules and determined that Pearl Meyer is an independent and conflict-free advisor to the Corporation.

Elements of Executive Compensation

The executive compensation program consists of four basic components: (1) base salary; (2) annual cash incentive compensation; (3) equity awards; and (4) other noncash compensation, consisting primarily of retirement benefits and reasonable perquisites.

Why We Choose To Pay Each Element of Executive Compensation

Base Salary. The Compensation Committee believes that base salary for an NEO should compensate the officer for the skills and effort required to perform the officer’s day-to-day responsibilities, taking into account the size and complexity of the Corporation.

Annual Cash Incentive Compensation. The Compensation Committee has included annual cash incentive compensation in the executive compensation program as a means to incent executive officers to optimize corporate performance through the achievement of annual corporate goals set forth in the Corporation’s strategic plan. Our Compensation Committee recommended, the Board adopted and the stockholders approved the 2016 Cash Incentive Plan, which provides the opportunity for a cash incentive payment based upon the achievement of corporate and individual goals.

Equity Awards. The Compensation Committee uses equity awards granted under the Corporation’s equity incentive plan as a means to incentivize executive officers to optimize corporate performance over an extended time-period. Equity awards, together with retirement benefits, are the longer-term components of our executive compensation program.

Other Noncash Compensation. Other noncash compensation consists of: (1) retirement benefits paid under the Bank’s defined benefit pension plan (“Pension Plan”) and 401(k) Plan; and (2) noncash fringe benefits not available to the general employee population of the Bank. Noncash fringe benefits, other than those available to the general employee population at the Bank, include both the personal use of a business automobile and a country club membership for the CEO.

Retirement benefits provided by the Corporation’s Pension and 401(k) Plans are intended to encourage the NEOs to maintain employment with the Corporation and maximize long-term corporate performance. A country club membership is provided to the CEO to aid him in developing and retaining business. Business automobiles or an auto allowance are provided to the Bank’s executive officers, including the NEOs, as a competitive perquisite and as an alternative to reimbursing such officers for mileage driven on account of business conducted on behalf of the Corporation.

How We Determine The Amount To Pay For Each Element of Executive Compensation

The total compensation paid by the Corporation to each of the NEOs is based on a variety of factors including: (1) the Corporation’s recent and expected future overall financial performance; (2) current economic conditions and the effect on the Corporation’s performance and that of its peers; (3) the executive officer’s experience and tenure, years of service to the Bank, scope of responsibilities, leadership ability, compensation relative to the Corporation’s other executive officers, recent and expected future performance, and contributions to corporate performance; (4) a comparison of total compensation and each element of compensation paid to the executive to compensation amounts paid by peer banks to executives with similar roles and compensation amounts set forth in published industry surveys for executives with similar roles; and (5) the most recent stockholder advisory vote on executive compensation. As previously discussed, comparative compensation studies are performed and updated on a periodic basis, most recently in 2023, by an independent compensation consulting firm engaged by and working under the direction of the Compensation Committee.

Base salary for the CEO is reviewed by the Compensation Committee on an annual basis. The Compensation Committee also performs an annual review of the base salary recommendations made by the CEO for the Corporation’s other NEOs. Each executive officer does not necessarily receive an increase in base salary each year. In reviewing each NEO’s base salary, the Compensation Committee considers the amounts paid by peer banks, the amounts set forth in compensation surveys performed by nationally recognized independent compensation consulting firms and the Corporation’s overall budget for base salary increases.

The Compensation Committee believes that total target remuneration for executive officers should be market competitive, benchmarked to the 50th percentile of the Bank’s peer group and take into consideration individual and corporate performance and tenure.

Cash Incentive Compensation. Annual cash incentive compensation for 2024 for the Corporation’s CEO and other NEOs was based on corporate performance as measured by actual net income compared to target, ROA relative to peer median and achievement of monetary and nonmonetary personal goals.

The following table sets forth the metrics and weights established by the Compensation Committee for use in determining cash incentives paid in February 2025 for 2024 along with the actual 2024 results for each corporate performance metric.

	Weight (1)
Metric	NEOs	Threshold	Target	Maximum	Actual Results (3)
Net Income	37.5%	$17,898,000	$22,372,000	$25,728,000	$19,912,000
ROA	37.5%	0.56%	0.70%	0.81%	0.47%
Personal Goals (2)	25.0%	N/A	N/A	N/A	N/A

(1)	In the future the Compensation Committee may use different metrics to measure corporate performance or may change the weights applied to each metric.
(2)	Measured by the achievement of monetary and nonmonetary goals assigned to each NEO.
(3)	Adjusted for nonrecurring expenses incurred due to the merger, net of taxes.

The following table sets forth the range of annual cash incentive compensation for 2024 under the 2016 Cash Incentive Plan assuming that the Corporation achieved threshold, target and maximum levels of performance and the NEO achieved threshold, target and maximum levels of performance with respect to personal goals. Each NEO’s cash incentive target for 2024 was a percentage of base salary as determined by the Compensation Committee. Achievement of corporate and personal performance levels greater than the threshold level but less than the maximum level results in a cash incentive payment that is proportionately greater than the threshold level of incentive but less than the maximum level of incentive. NEO’s can earn an annual cash incentive below threshold if some goals meet their threshold level or higher and other goals do not meet their threshold level.

NEO	Threshold ($)	Target ($)	Maximum ($)
Christopher Becker	155,000	310,000	465,000
Janet T. Verneuille	76,000	152,000	228,000
Christopher J. Hilton	74,000	148,000	222,000
Susanne Pheffer	66,000	132,000	198,000
Michael J. Spolarich	66,000	132,000	198,000

Equity Incentive Compensation. Equity incentive compensation for the NEOs consists of a combination of performance-based and time-based restricted stock units ("RSU") that are awarded based on a fixed percentage of salary as determined by the Compensation Committee.

RSUs awarded in 2024 included two-thirds (⅔) that were performance-based and one-third (⅓) that were time-based. One-third (⅓) vests and converts into shares of common stock, $.10 par value ("Common Stock") based on the Corporation’s ROE compared to the peer group median with a weighting of 50% and total shareholder return compared to the peer group median with a weighting of 50% for the year awarded, one-third (⅓) vests and converts into shares of Common Stock based on the Corporation’s ROE compared to the peer group median with a weighting of 50% and total shareholder return compared to the peer group median with a weighting of 50% for the year subsequent to the year awarded, and the final one-third (⅓) vests on January 31, 2027.

The performance-based RSUs granted in 2024 have upside conversion potential in that a maximum level of performance will result in the distribution of more than one share of Common Stock for one RSU. A maximum level of performance will result in a conversion ratio of one RSU for one-and-one-half (1½) shares of Common Stock. Performance greater than the threshold level but less than the maximum level will result in a conversion ratio proportionately greater than one RSU for one-half (½) share of Common Stock but less than one RSU for one-and-one-half (1½) shares of Common Stock. For the ROE and total shareholder return performance metrics, the maximum level of performance is 115% of the target level, whereas the threshold level of performance is 80% of the target level. The Compensation Committee utilizes executive compensation reviews performed by Pearl Meyer of the structural elements of the Corporation’s incentive compensation plan and performance and payout levels for the Corporation’s peer banks.

Over the last three years, cash incentive compensation for the NEOs as a group has averaged approximately one-third (⅓) of total incentive compensation, while equity incentive compensation has averaged approximately two-thirds (⅔) of total incentive compensation.

Under the 2021 Equity Incentive Plan ("2021 Plan"), performance-based and time-based RSUs immediately vest in the event of an involuntary termination following a change in control, total and permanent disability, as defined, or death. The 2021 Plan generally does not provide for automatic accelerated vesting of either performance-based or time-based awards in the event of retirement. For a further discussion of the tax-deductibility of executive compensation, see the Tax Deductibility of Executive Compensation section of this Annual Report on Form 10-K.

The value of a RSU realized at vesting can be more or less than its grant date fair value if the Common Stock price at the date of vesting is more or less than its fair market value on the date of grant or the aggregate conversion ratio described above is more or less than one RSU for one share of Common Stock.

Termination and Change in Control Payments

Each of the NEOs had an employment agreement with the Corporation during 2024, which provides for severance compensation in the event that the executive is terminated by the Board without cause or the NEO terminates employment for Good Reason, as defined, whether or not such termination occurs in connection with a change in control (see Employment Agreements section of this Annual Report on Form 10-K). These provisions are designed to ensure, among other things, that the NEOs are not significantly harmed or unduly enriched and are reasonable with respect to the consummation of a transaction, such as a sale or merger of the Bank that may be in the best interests of the Corporation’s stockholders. In determining the severance arrangement for the CEO and each of the other NEOs, the Compensation Committee considered the severance arrangements offered by peer banks to their named executive officers.

Impact of Accounting and Tax Treatment of Certain Elements of Compensation

The Compensation Committee has granted RSUs as equity compensation. RSUs are advantageous from the Corporation’s standpoint because the Corporation records a book tax benefit for the compensation cost recognized for financial statement reporting purposes under FASB ASC Topic 718. Upon vesting of RSUs the Corporation records an income tax benefit or expense in earnings.

Tax Deductibility of Executive Compensation

Internal Revenue Code Section 162(m) limits the tax deductibility of compensation paid to any covered employee to $1 million per year. The Tax Cuts and Jobs Act (the “Act”) amended Section 162(m) to treat all NEOs as covered employees and eliminated the exclusion of qualified performance-based compensation in determining compensation subject to the $1 million limitation.

While the Compensation Committee does not have a formal policy with respect to the payment of compensation in excess of the deduction limit under Code Section 162(m), the Compensation Committee’s practice is to structure compensation programs offered to the NEOs with a view towards maximizing tax deductibility of amounts paid. However, in structuring compensation programs, the Compensation Committee considers a variety of factors, including the Corporation’s tax position, the materiality of the payments and tax deductions involved and the need for flexibility to address unforeseen circumstances. After considering these factors, the Compensation Committee may decide to authorize payments, all or part of which may be nondeductible for federal income tax purposes.

Role of Executive Officers In Determining Executive Compensation

The Compensation Committee approves the proposed compensation of executive officers after considering executive compensation studies periodically performed by independent compensation consulting firms. The CEO has served as a resource to the Compensation Committee in gathering the information necessary to make such compensation determinations. The CEO does not have a policy-making role with respect to determining the amount or form of executive compensation and does not participate in Compensation Committee deliberations regarding his own compensation.

Compensation Policies and Practices As They Relate To Risk Management

The Corporation has a written incentive-based compensation policy that sets forth governance roles for the Compensation Committee, senior management and the Corporation’s internal auditors. The policy is reviewed annually by the Compensation Committee, modified if deemed appropriate and approved. The purpose of the policy is to ensure that the Corporation’s incentive-based compensation arrangements, or any feature of any such arrangement, do not encourage executive officers or employees to: (1) expose the Corporation to inappropriate risks by providing such persons with excessive compensation, fees or benefits; or (2) take inappropriate risks that could lead to material financial loss to the Corporation. Pursuant to this policy, the Corporation’s incentive-based compensation arrangements are required to: (1) balance risk and financial rewards, through such things as risk adjustments of awards, deferral of payments, longer performance periods and/or reduced sensitivity to short-term performance; (2) be compatible with effective internal controls and risk management; and (3) be supported by strong corporate governance, including active and effective oversight by the Compensation Committee. The Compensation Committee has determined that the Corporation’s compensation policies and practices for its employees, including non-executive officers, are not likely to have a material adverse effect on the Corporation.

Stock Ownership Guidelines and Equity Award Retention Policy

As a condition to receiving equity awarded under the Corporation’s equity incentive plan each director and executive officer shall enter into an agreement with the Corporation providing that any stock acquired from the exercise of stock options or the vesting of equity awards, net of the disposition of shares for tax withholding requirements, must be held until stock ownership requirements are met.

Each director of the Corporation is required to have common stock ownership of the Corporation equal to the prior three (3) years of retainers, which includes Committee retainers and per meeting fees. The CEO of the Corporation is required to have common stock ownership of the Corporation equal to the prior three (3) years of his base salaries. Each other executive officer of the Corporation is required to have common stock ownership of the Corporation equal to one (1) times his or her current base salary. All ownership requirements need to be met within five years of becoming a director, CEO or other executive officer. Directors, the CEO and other executive officers may satisfy stock ownership requirements with the following forms of stock ownership: direct ownership, joint ownership, beneficial ownership, and unvested shares of time-based restricted stock or RSUs. RSUs subject to performance-based vesting and stock options, whether vested or unvested, are not counted in determining whether stock ownership requirements are satisfied. Directors, the CEO and other executive officers satisfy the applicable stock ownership requirements if either (i) the aggregate price paid for such shares of common stock equals or exceeds the ownership requirements or (ii) the fair market value of such shares of common stock equals or exceeds the ownership requirements, as calculated at the closing price on the last trading day of each calendar year after the fifth anniversary of becoming a director, CEO or other executive officer.

Clawback Policy

In connection with the SEC’s and Nasdaq’s rules requiring adoption of a clawback policy applicable to incentive-based compensation for Section 16 officers of listed companies, the Corporation has adopted The First of Long Island Corporation Clawback Policy. Under such policy, and in general, if the Corporation is required to restate its financial results due to material noncompliance with financial reporting requirements under the securities laws, the Corporation will recoup any erroneously awarded incentive-based compensation paid during the three completed fiscal years immediately preceding such restatement from the Corporation’s current and former Section 16 officers, provided that such individuals served as Section 16 officers at any time during the applicable performance period.

Policies Prohibiting Hedging, Margining and Pledging of the Corporation’s Securities

Directors, NEOs, other executive officers and employees are prohibited from hedging the Corporation’s securities with the use of financial instruments (including prepaid variable forward contracts, equity swaps, calls, puts, collars, and exchange funds) that offset a decrease in the market value of the Corporation’s equity securities and any other transaction with comparable economic consequences. Directors, NEOs and other executive officers are also prohibited from holding the Corporation’s securities in a margin account and are prohibited from pledging such securities as collateral for any loan. The Board, in its sole discretion and in limited circumstances, may grant an exception to the prohibitions against margining and pledging after giving consideration to the number of shares involved. These prohibitions are documented in the Corporation’s Insider Trading Policy.

The information provided under this section shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 (“1933 Act”) or the Securities Exchange Act of 1934 (“1934 Act”), except to the extent that the Corporation specifically incorporates this information by reference.

Stockholder Advisory Vote on Compensation and Policy Prohibiting Tax Gross-Up Arrangements

The Compensation Committee considers the results of the most recent annual stockholder say-on-pay advisory vote on the compensation paid to NEOs. To the extent there is a significant vote against the compensation paid to our NEOs, the Compensation Committee will consider our stockholders’ concerns and evaluate whether any actions are necessary to address those concerns. At the 2024 Annual Meeting of Stockholders, 83% of the shares voting on this issue supported the compensation outlined in last year’s proxy statement, while 17% voted against or abstained.

The Board has a longstanding prohibition against tax gross-up arrangements which is published in the Corporation’s Corporate Governance Guidelines.

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

The following table sets forth information with respect to the aggregate compensation of the CEO, CFO and each of the additional three most highly compensated executive officers of the Corporation and the Bank. All compensation information is provided pursuant to the SEC executive compensation disclosure rules. All of the listed officers are also officers of the Corporation but received salaries only from the Bank. These individuals are referred to in this Annual Report on Form 10-K as NEOs.

		Base Salary	Bonus	Stock Awards (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)
Christopher Becker	2024	620,000	—	620,000	170,500	45,189	27,785	1,483,474
Director, President and CEO	2023	620,000	—	620,000	155,000	80,873	21,192	1,497,065
	2022	620,000	20,000	620,000	332,630	—	26,255	1,618,885
Janet T. Verneuille	2024	380,000	—	190,000	84,056	55,478	22,350	731,884
Senior Executive Vice President;	2023	334,247	—	165,000	61,908	61,533	47,305	669,993
Chief Financial Officer and Treasurer	2022	330,000	13,250	165,000	140,052	25,031	14,928	688,261
Christopher J. Hilton	2024	370,000	—	185,000	81,400	13,802	12,000	662,202
Senior Executive Vice	2023	328,822	—	162,500	56,160	30,665	41,965	620,112
President; Chief Lending Officer	2022	325,000	13,250	162,500	141,180	—	18,335	660,265
Susanne Pheffer	2024	330,000	—	165,000	72,996	47,736	47,426	663,158
Executive Vice President;	2023	300,000	—	150,000	54,000	49,962	21,128	575,090
Chief Information Officer	2022	280,000	13,250	140,000	118,608	—	20,811	572,669
Michael J. Spolarich	2024	330,000	—	165,000	72,996	94,169	41,109	703,274
Executive Vice President;	2023	300,000	—	150,000	56,280	222,131	18,372	746,783
Chief Credit Officer	2022	300,000	13,250	150,000	128,760	—	18,376	610,386

(1)

The amounts shown reflect the aggregate grant date fair value of time-vesting and performance-vesting awards computed in accordance with FASB ASC Topic 718. The grant date fair values of the performance-vesting portion of the awards are computed at Target performance achievement. The grant date fair values reflecting the performance-vesting portion of the awards at maximum performance achievement would be: $826,667, $246,667, $220,000, $253,333 and $220,000 for 2024 for Messrs. Becker, Hilton, Spolarich, Mses. Verneuille and Pheffer, respectively; and $826,667, $216,667, $200,000, $220,000 and $200,000 for 2023 for Messrs. Becker, Hilton, Spolarich, Mses. Verneuille and Pheffer, respectively.

(2)	The amounts shown for each year represent cash incentive compensation earned based on performance for the applicable year but paid subsequent to the close of the year.
(3)	The amounts reported are computed in accordance with FASB ASC Topic 715 and reflect the actuarial increase in the present value at year end compared to the prior year end of the NEO’s benefits under all defined benefit pension plans. (See “Note J – Retirement Plans" to the Corporation's consolidated financial statements of this Form 10-K.) The Corporation applies the “no negative number” position for reporting the change in pension value and consequently no amount is shown for certain years for certain NEOs. The fluctuations are primarily attributable to movement in the actuarial discount rate. In 2022 through 2024, the discount rates were 5.44%, 5.16% and 5.68%, respectively.
(4)	The components of the 2024 amounts shown in the “All Other Compensation” column are set forth in the table that follows. The “All Other Compensation” column does not include the incremental cost to the Corporation of providing the NEOs with group term life and health insurance benefits, because such benefits do not discriminate in scope, terms or operation in favor of the NEOs and are available generally to all employees.

All Other Compensation Table

	Perquisites and Other Personal Benefits
			401(k) Matching
	Automobile (1)	Country Club	Contributions	Total
Name	($)	($)	($)	($)
Christopher Becker	12,882	4,553	10,350	27,785
Janet T. Verneuille	12,000	—	10,350	22,350
Christopher J. Hilton	12,000	—	—	12,000
Susanne Pheffer	37,526	—	9,900	47,426
Michael J. Spolarich	31,209	—	9,900	41,109

(1)	Includes the value of an automobile transferred from the Bank's name to the name of Ms. Pheffer and Mr. Spolarich in the amount of $25,992 and $20,134, respectively, in March of 2024. Subsequently, Ms. Pheffer and Mr. Spolarich received a monthly stipend of $1,000 in lieu of the personal use of a bank-owned automobile.

The Compensation Committee believes that each NEO’s total compensation is appropriately balanced between currently paid out and deferred compensation, with deferred compensation consisting of equity awards that vest over time and retirement benefits provided under the Corporation’s 401(k) and Pension Plans.

Pay Ratio

Pursuant to Item 402(u) of Regulation S-K and Section 953(b) of the Dodd-Frank Act, presented below is the ratio of annual total compensation of the Corporation’s CEO to the annual total compensation of the Corporation’s median paid employee, excluding the CEO.

The ratio presented below is a reasonable estimate calculated in a manner consistent with Item 402(u).

The Corporation identified a new median paid employee for 2024 in a manner consistent with previous years. There have not been significant changes in the employee population or compensation arrangements. The Corporation considered all full-time and part-time permanent employees when identifying the median paid employee.

In determining the compensation of the median paid employee, the Corporation utilized year-to-date compensation from the twenty-sixth bi-weekly payroll paid in December 2024. Compensation included, as applicable, regular earnings plus overtime, Saturday pay, commissions, cash incentives and stock-based compensation. Earnings of employees included on the twenty-sixth bi-weekly payroll of 2024 that were employed for less than a full year were converted to a twenty-six bi-weekly payroll equivalent. Full-time equivalent adjustments were not made. There were no seasonal or temporary employees on the final payroll of 2024.

The 2024 annual total compensation of the CEO and median paid employee was determined under Item 402 of Regulation S-K and was $1,717,984 and $75,335, respectively. The CEO’s annual total compensation for 2024 was 23 times that of the annual total compensation for 2024 of the median paid employee.

COMPENSATION PURSUANT TO PLANS

Equity Incentive Plans

The shareholders of the Corporation approved the 2021 Plan at the annual meeting held on April 20, 2021. The 2021 Plan gives us the flexibility to attract and retain highly qualified officers and directors by offering a competitive compensation program that is linked to the performance of our common stock. Equity awards granted under the 2021 Plan align the interests of our officers and directors with those of our stockholders by potentially increasing the ownership interests of officers and directors in our Common Stock.

Awards under the 2021 Plan may be granted as incentive and non-qualified stock options, restricted stock awards or restricted stock units or any combination thereof, any of which may vest based either on the passage of time or achievement of performance, as specified in the 2021 Plan.

The following table presents the number of shares of Common Stock to be issued upon the exercise of outstanding stock options and vesting of RSUs, and the number of shares of Common Stock remaining available for future issuance under the 2021 Plan, as of December 31, 2024. The table also presents the weighted average exercise price of outstanding stock options as of December 31, 2024.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the 2021 Plan (2)
Equity compensation plans approved by security holders	196,170	—	358,333

(1)	Represents RSUs which have no exercise price.
(2)	All of these shares are available to be granted as restricted stock or RSUs.

The Corporation does not have any equity compensation plans that have not been approved by stockholders.

Grants Of Plan Based Awards

The following table sets forth information regarding the grants of plan-based awards during 2024, both cash and equity, to the NEOs.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares or Units (3) (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Options Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (4) ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Christopher Becker	1/31/24	155,000	310,000	465,000	18,978	37,955	56,933	18,978	—	—	620,000
Janet T. Verneuille	1/31/24	76,000	152,000	228,000	5,816	11,631	17,447	5,816	—	—	190,000
Christopher J. Hilton	1/31/24	74,000	148,000	222,000	5,663	11,325	16,988	5,663	—	—	185,000
Susanne Pheffer	1/31/24	66,000	132,000	198,000	5,051	10,101	15,152	5,051	—	—	165,000
Michael J. Spolarich	1/31/24	66,000	132,000	198,000	5,051	10,101	15,152	5,051	—	—	165,000

(1)	The amounts shown represent cash incentive compensation that could have been earned by the NEO in 2024 under the Corporation’s incentive compensation plan. The actual amount paid to each NEO in February 2025 based on 2024 performance is included in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” in this Annual Report on Form 10-K.
(2)	The amounts shown represent the range of possible awards for performance-based RSUs granted to the NEOs in 2024. The awards will vest based on the achievement of two performance metrics: ROE, weighted 50% and Total Shareholder Return weighted 50%, both relative to the custom peer group described under the heading "Role of Independent Compensation Consultant" in this Annual Report on Form 10-K. The vesting and conversion provisions of the RSUs are described under the heading “How We Determine The Amount To Pay For Each Element of Executive Compensation” in this Annual Report on Form 10-K.
(3)	The amounts shown represent the time-based RSUs granted to the NEOs in 2024. The awards will vest on January 31, 2027, based on the NEO being employed by the Corporation through December 31, 2026.
(4)	The amounts reflect the full grant date fair value of the RSUs calculated in accordance with FASB ASC No. 718, based on attaining the performance metrics at target. The amounts are disclosed in the "Stock Awards" column for 2024 of the "Summary Compensation Table" in this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding equity awards for the NEOs at December 31, 2024.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (1) ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (2) ($)
Christopher Becker (3)		—	—	—	—	—	—	—	—
Janet T. Verneuille	1/31/24	—	—	—	—	5,816	67,931	8,723	101,885
	1/31/23	—	—	—	—	3,320	38,778	—	—
	1/31/22	—	—	—	—	2,741	32,015	—	—
Christopher J. Hilton	1/31/24	—	—	—	—	5,663	66,144	8,493	99,198
	1/31/23	—	—	—	—	3,269	38,182	—	—
	1/31/22	—	—	—	—	2,699	31,524	—	—
Susanne Pheffer (3)		—	—	—	—	—	—	—	—
Michael J. Spolarich	1/31/24	—	—	—	—	5,051	58,996	7,575	88,476
	1/31/23	—	—	—	—	3,018	35,250	—	—
	1/31/22	—	—	—	—	2,492	29,107	—	—
	4/13/20	—	—	—	—	500	5,840	—	—

(1)	Represents the maximum number of shares into which outstanding RSUs can potentially be converted. At December 31, 2025, 16,527 performance-based RSUs with a grant date of January 31, 2024 will vest based on the achievement of two performance metrics: ROE weighted 50% and total shareholder return weighted 50%, both relative to the custom peer group described under the heading "Role of Independent Compensation Consultant" in this Annual Report on Form 10-K. In 2025, 7,932 and 500 time-based RSUs with grant dates of January 31, 2022 and April 13, 2020, respectively, will vest. In 2026, 9,607 time-based RSUs with a grant date of January 31, 2023 will vest. In 2027, 16,530 time-based RSUs with a grant date of January 31, 2024 will vest.
(2)	Amounts based on the closing price of the Common Stock on December 31, 2024 of $11.68, as reported on the NASDAQ ®.
(3)	Mr. Becker and Ms. Pheffer received accelerated vesting of restricted stock units in December 2024 in order to mitigate the impact of any contractual 280G cutback provision contained in his/her applicable agreements with the Corporation and or the Bank.

Stock Vested

The following table sets forth information for the NEOs for 2024 regarding stock awards acquired on vesting during the year.

	Stock Awards
Name	Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
Christopher Becker (2)	80,757	1,005,321
Janet T. Verneuille	7,032	84,572
Christopher J. Hilton	5,968	73,824
Susanne Pheffer (2)	22,764	285,475
Michael J. Spolarich	5,144	62,136

(1)	The value realized on vesting represents the market value on the vesting date.
(2)	Mr. Becker and Ms. Pheffer received accelerated vesting of restricted stock units in December 2024 in order to mitigate the impact of any contractual 280G cutback provision contained in his/her applicable agreements with the Corporation and or the Bank.

PENSION BENEFITS

The Bank has a tax-qualified defined benefit pension plan. The following table sets forth the present value of accumulated benefits under the Pension Plan and the number of years of credited service for each NEO through December 31, 2024. No pension benefits were distributed to the NEOs during 2024.

Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit (1) ($)
Christopher Becker	Tax-qualified defined benefit pension plan	12.83	451,668
Janet T. Verneuille	Tax-qualified defined benefit pension plan	4.50	224,983
Christopher J. Hilton	Tax-qualified defined benefit pension plan	6.50	114,657
Susanne Pheffer	Tax-qualified defined benefit pension plan	3.08	139,578
Michael J. Spolarich	Tax-qualified defined benefit pension plan	10.75	377,647

(1)	The actuarial assumptions used in determining the present value of the accumulated benefit for each NEO under the Pension Plan are set forth in “Note J – Retirement Plans” to the Corporation’s consolidated financial statements of this Form 10K.

Pension Plan

Employees, including the NEOs, who are over 21 years of age and have been employed by the Bank for more than one year, are eligible to participate in the Pension Plan. Compensation used to determine benefits includes base salary, commissions, cash incentive compensation and taxable fringe benefits, but excludes employer contributions to the 401(k) Plan, amounts realized from the exercise of nonqualified stock options, amounts realized from the conversion of restricted stock units into shares of stock and amounts realized from the sale, exchange or other disposition of stock. Employees that elect to participate in the Pension Plan make contributions of 2% of their compensation used to determine benefits. Employees become fully vested in the Pension Plan after 5 years of service with the Bank and 4 years of participation in the Pension Plan (no vesting occurs during that 5-year period). The normal retirement age is 65. Early retirement with a reduced benefit is available beginning at age 55.

Upon retirement, each participant with a spouse is paid a benefit in the form of a joint and survivor annuity. Participants without a spouse are paid a benefit in the form of a single life annuity guaranteed for sixty (60) months. All participants, whether with or without a spouse, may elect optional forms of benefit payments. For all participants, the current annuity benefit is an amount equal to the sum of: (1) the participant’s Average Annual Compensation multiplied by the product of 1.50 percent and the participant’s credited years of service limited to a maximum of 35 years; plus (2) 1.25 percent of Average Annual Compensation multiplied by the participant’s credited years of service in excess of 35 years (up to five such years); and less (3) the product of .49% of the participant’s Final Average Annual Compensation, limited to Covered Compensation, and the participant’s Benefit Service up to 35 years. The .49% represents the minimum Social Security offset to the pension benefit. Average Annual Compensation, Final Average Annual Compensation, Covered Compensation and Benefit Service are all as defined in the Pension Plan document.

401(k) Plan

The Bank has a tax-qualified 401(k) Plan. Employees, including the NEOs, are eligible to participate provided they are at least 18 years of age. The Bank may, at its sole discretion, make matching contributions to each participant's account based on the amount of the participant's tax deferred contributions. Eligibility for employer matching contributions, if any, occurs after completing twelve (12) consecutive months of Eligibility Service, as defined, in which the participant worked a minimum of 1,000 hours. The sum of employee elective contributions and employer matching contributions plus any other additions to a participant’s account is subject to certain limitations. Participants are fully vested in their elective contributions and fully vest in any employer matching contributions after five years of participation. Employer matching contributions made during the first five years of participation vest ratably over the remainder of the five-year period.

Participants in the 401(k) Plan will receive benefits generally upon attainment of age 65. However, the 401(k) Plan contains provisions allowing pre-termination withdrawals and loans under certain circumstances. The amount of a participant’s Normal Retirement Benefit, as defined, will depend upon the accumulation of contributions and forfeitures and the investment performance of the 401(k) Plan. The 401(k) Plan matching contributions for 2024 made to the account of each NEO are set forth in the “All Other Compensation Table” appearing elsewhere in this Annual Report on Form 10-K

EMPLOYMENT AGREEMENTS

Each of the NEOs is a party to an employment agreement with the Corporation and the Bank. The employment agreement with CEO Christopher Becker has a three-year term, while the employment agreements with the other NEOs have a two-year term. Commencing on the first anniversary of the employment agreements and continuing on each anniversary thereafter, the agreements renew for an additional one year such that the remaining term shall be three years in the case of Mr. Becker, and two years with respect to the other NEOs, unless written notice of non-renewal is provided at least thirty (30) days prior to any such anniversary date. Each employment agreement expires on December 31 of the calendar year in which the NEO attains age 65 (“Retirement Age Termination Date”). Nothing in the employment agreement mandates or prohibits the continued employment of the NEO beyond the Retirement Age Termination Dates. However, an NEO shall not be entitled to any benefits or payments under the employment agreement following the Retirement Age Termination Date unless the Corporation has elected to extend such agreement pursuant to its terms for an additional period of two years. The employment agreements stipulate a base salary to be paid each NEO, which can be increased, but not decreased without the NEO’s consent (any increase becoming the base salary for purposes of the agreement).

Pursuant to each NEO’s employment agreement, if the NEO is terminated by the Board without cause or the NEO terminates employment following an event constituting Good Reason, the NEO will receive a cash lump sum severance payment equal to a multiple of the NEO’s base salary (three times base salary for the CEO and two times base salary for the other NEOs) plus an amount equal to the product of the reasonably estimated monthly cost of the medical, dental and vision insurance coverage maintained by the Bank for the NEO immediately prior to the date of termination, multiplied by thirty-six (36) for the CEO and twenty-four (24) for the other NEOs. If the termination of employment of the CEO occurs after the CEO has attained age 60 but before retirement age, and other than in connection with a change in control, he will receive a lump sum cash severance payment equal to base salary and twelve times the monthly cost of the medical, dental and vision insurance coverage. In the event of a qualifying termination of employment following a change in control the NEO will receive a lump sum cash severance benefit payable as a multiple of both base salary and target annual cash incentive (three times for the CEO and two times for the other NEOs) in addition to insurance costs. The payment of severance is conditioned on the NEO executing a release of the NEO’s claims against the Corporation and any affiliate, and their officers, directors, successors and assigns. Good Reason exists if, without the NEO’s express written consent, any of the following occurs: (i) the failure to appoint the NEO during the term of the NEO’s employment agreement to the executive position occupied by the NEO at the date of commencement of the employment agreement; (ii) a reduction in the NEO’s base salary; (iii) the failure of the Bank to maintain the NEO’s participation under the Bank’s employee benefit, retirement, or material fringe benefit plans, policies, practices, or arrangements in which the NEO participates; or (iv) a relocation of the NEO’s principal place of employment by more than 50 miles from the NEO’s principal place of employment at the date of commencement of the employment agreement.

Potential Payments Upon Termination or Change in Control

Notwithstanding the foregoing, in the event that a termination of employment is in connection with a change in control, the severance payments under the employment agreements will be reduced to avoid an excess parachute payment under Section 280G of the Internal Revenue Code if doing so results in a greater after-tax benefit to the NEO. Each NEO’s employment agreement subjects the NEO to non-compete and non-solicitation provisions for a period of two years for the CEO or one year for the other NEOs following their date of termination, provided, however, that such restrictions would not apply in the event of a termination for cause or a termination of employment following a change in control.

The following table sets forth potential payments to the NEOs upon termination of their employment by the Corporation without cause or by the NEOs for Good Reason, absent a change in control. The table also sets forth for the NEOs the accelerated vesting, if any, of unvested equity awards.

	Payment Resulting from Termination Without Cause or For Good Reason
	Absent a Change in Control
	Lump Sum Cash Payment Based on:
Name	Multiple of Base Salary ($)	Multiple of Cost of Medical, Dental and Vision Insurance ($)	Total Lump Sum Cash Payment ($)	Accelerated Vesting of Equity Awards ($)	Total Termination Payment ($)
Christopher Becker	1,860,000	95,629	1,955,629	—	1,955,629
Janet T. Verneuille	760,000	71,420	831,420	—	831,420
Christopher J. Hilton	740,000	35,227	775,227	—	775,227
Susanne Pheffer	660,000	64,908	724,908	—	724,908
Michael J. Spolarich	660,000	—	660,000	—	660,000

The following table sets forth potential payments to the NEOs upon termination of their employment by the Corporation without cause or by the NEOs for Good Reason, in each case in connection with a change in control. All outstanding and unvested equity awards for the NEOs by their terms will immediately vest upon a termination of employment following change in control. The amounts shown in the table below do not take into account any reduction in payments required to comply with Section 280G of the Internal Revenue Code.

	Payment Resulting from Termination Without Cause or For Good Reason
	Following a Change in Control
	Lump Sum Cash Payment Based on:
Name	Multiple of Base Salary and Target Short-Term Incentive ($)	Multiple of Cost of Medical, Dental and Vision Insurance ($)	Total Lump Sum Cash Payment ($)	Accelerated Vesting of Equity Awards ($)	Total Termination Payment ($)
Christopher Becker (1)	2,790,000	95,629	2,885,629	—	2,885,629
Janet T. Verneuille	1,064,000	71,420	1,135,420	206,643	1,342,063
Christopher J. Hilton	1,036,000	35,227	1,071,227	201,982	1,273,209
Susanne Pheffer (1)	924,000	64,908	988,908	—	988,908
Michael J. Spolarich	924,000	—	924,000	188,176	1,112,176

(1)	Mr. Becker and Ms. Pheffer received accelerated vesting of restricted stock units in December 2024 in order to mitigate the impact of any contractual 280G cutback provision contained in his/her applicable agreements with the Corporation and or the Bank.

COMPENSATION OF DIRECTORS

Cash Compensation

The Chairman of the Board of the Corporation and the Bank receives an annual retainer for service on both boards. Non-employee directors of the Corporation receive an annual retainer for service on both boards for attending regularly scheduled board meetings and a per meeting fee for special Board meetings. Annual retainers and per meeting fees for service on both boards in 2024 are shown in the following table.

Board Member	Annual Retainer	Special Meeting Fees
Chairman	$113,500	None
Non-employee Directors	$37,000	$1,250
Non-employee Directors	—	$500 for loan approval meetings

Non-employee directors of the Corporation and the Bank receive annual retainers for Board committee service as shown in the following table.

Committee	Committee Chair	Committee Member
Audit Committee	$17,500	$7,500
Compensation Committee	$11,000	$5,000
Governance and Nominating Committee	$11,000	$5,000
Asset Liability Committee	$11,000	$5,000
Loan Committee	$11,000	$4,000
Risk Committee	$11,000	$5,000

There are no per meeting fees for committee meetings except Loan Committee members are paid $500 for each Management Loan Committee meeting attended.

The Chairman does not receive per meeting fees or committee retainers. The CEO does not receive retainers or per meeting fees for Board or Board committee service.

Stock-based Compensation

Non-employee directors of the Corporation receive compensation in the form of equity grants. Equity compensation for directors consists of RSUs or stock awards. Directors are expected to continue to receive compensation in the form of equity awards.

Stock awards granted to non-employee directors in 2024 were granted under the 2021 Plan and vest on April 15, 2025. Stock awards granted to non-employee directors in 2023 were granted under the 2021 Plan and vested on April 16, 2024. Stock awards granted to non-employee directors in 2022 were granted under the 2021 Plan and vested on April 18, 2023. Awards granted to directors under the 2021 Plan immediately vest upon an involuntary termination following a change in control, total and permanent disability or death.

Frozen Retirement Plan

On June 18, 1991, the Board of the Bank adopted The First National Bank of Long Island Retirement Plan for Directors ("Frozen Retirement Plan"). Effective December 31, 2000, benefits earned to date under the Frozen Retirement Plan were frozen and the ability of directors to earn additional benefits was discontinued. Upon retirement after attaining the age of sixty (60), each of the current directors who was a director prior to 2001 will receive a credit ("Credit Percentage") of ten percent (10%) multiplied by the number of years of service on the Board through December 31, 2000, not to exceed one hundred percent (100%). The annual benefit ("Annual Benefit") payable under the Frozen Retirement Plan is equal to the monthly Board of Directors’ attendance fee in effect as of December 31, 2000, which was $1,000, multiplied by twelve (12) and then multiplied by the Credit Percentage. The Annual Benefit is payable in quarterly installments for a period of seven (7) years from the date of retirement ("Payment Period"). In the event of the death of a director or a retired director, the surviving spouse of such director is entitled to receive an annual payment equal to seventy-five percent (75%) of the Annual Benefit, calculated as set forth above, and payable over the remainder of the applicable Payment Period.

Director Compensation

The following table sets forth information concerning the compensation of directors for 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2) ($)	Total ($)	Aggregate Option Awards Outstanding At Year End (#)	Aggregate Stock Awards Outstanding (#)
Paul T. Canarick	57,000	37,000	2,104	96,104	—	3,953
J. Abbott R. Cooper	59,500	37,000	—	96,500	—	3,953
Alexander L. Cover (3)	18,167	—	—	18,167	—	—
John J. Desmond	69,500	37,000	—	106,500	—	3,953
Edward J. Haye	61,593	37,000	—	98,593	—	3,953
Louisa M. Ives	63,000	37,000	—	100,000	—	3,953
Stephen V. Murphy (4)	36,776	—	—	36,776	—	—
Peter Quick	64,000	37,000	—	101,000	—	3,953
Denise Strain	65,500	37,000	—	102,500	—	3,953
Milbrey Rennie Taylor	56,000	37,000	—	93,000	—	3,953
Walter C. Teagle III	113,500	70,000	1,454	184,954	—	7,479
Eric J. Tveter	66,000	37,000	—	103,000	—	3,953

(1)	Stock awards were granted in 2024 and vest on April 15, 2025.
(2)	The change in pension value represents accretion of the benefit obligation under the Frozen Retirement Plan.
(3)	Mr. Cover retired from the Board effective April 16, 2024.
(4)	Mr. Murphy retired from the Board effective January 31, 2024.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed with management the Compensation Discussion and Analysis included herein and provided pursuant to Item 402(b) of Regulation S-K.

Based on this review and discussion, we recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K. The Compensation Committee:

●	Eric J. Tveter, Chairman
●	Paul T. Canarick
●	John J. Desmond
●	Louisa M. Ives
●	Peter Quick
●	Walter C. Teagle III

The preceding report shall not be deemed incorporated by reference by any general statement incorporating by reference in this Annual Report on Form 10-K into any filing under the 1933 Act or the 1934 Act, except to the extent the Corporation specifically incorporates this information by reference, and shall not otherwise be deemed filed under the 1933 Act or the 1934 Act.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee: (1) was an officer or employee of the Corporation or the Bank; (2) was formerly an officer of the Corporation or the Bank; or (3) had any relationship requiring disclosure by the Corporation under the SEC’s rules governing disclosure of related party transactions. No executive officer of the Corporation served as a director or member of a compensation committee of another entity, one of whose executive officers served as a member of the Corporation’s Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Corporation Common Stock

As of March 7, 2025, the Corporation had 22,635,334 of shares of Common Stock outstanding. Based on information available, the only persons owning beneficially more than 5% of the Corporation's Common Stock as of March 7, 2025 are identified below. A person may be considered to beneficially own any shares over which the person has, directly or indirectly, sole or shared voting or investment power.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership	of Class
BlackRock, Inc.	2,596,780 shares (1)	11.47%
50 Hudson Yards
New York, NY 10001
Dimensional Fund Advisors LP	1,154,523 shares (2)	5.10%
100 Vanguard Blvd.
Malvern, PA 19355

(1)	Based on a Schedule 13G/A filed on February 5, 2025.
(2)	Based on a Schedule 13G filed on January 23, 2025.

The following table sets forth certain information regarding the beneficial ownership of the Corporation's common stock as of March 7, 2025 by each of the Corporation's directors, by each named executive officer of the Corporation, and by all directors and executive officers of the Corporation as a group. For purposes of this table, a person is deemed to be the beneficial owner of any shares of common stock over which he or she has, or shares, directly or indirectly, voting or investment power or as to which he or she has the right to acquire beneficial ownership at any time within 60 days after March 7, 2025.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	Christopher Becker	105,561.47%
($.10 par value)	Paul T. Canarick	549,958	2.43%
	J. Abbott R. Cooper	174,039 (2)	.77%
	John J. Desmond	25,832.11%
	Edward J. Haye	19,661.09%
	Louisa M. Ives	14,083.06%
	Peter Quick	69,595.31%
	Denise Strain	31,104.14%
	Milbrey Rennie Taylor	33,862.15%
	Walter C. Teagle III	147,899.65%
	Eric J. Tveter	27,815.12%
	Janet T. Verneuille	19,837.09%
	Christopher J. Hilton	33,663.15%
	Susanne Pheffer	20,386.09%
	Michael J. Spolarich	10,536.05%
	Directors and Executive
	Officers as a group (17 persons)	1,330,100	5.88%

(1)	Includes shares as to which a person (or spouse) directly or indirectly has or shares voting power and/or investment power (which includes the power to dispose) and all shares which the person has a right to acquire within 60 days of the reporting date.
(2)	Includes 166,633 shares beneficially owned by Driver Opportunity Partners I LP (“Driver LP”). As the controlling person of Driver LLC, the general partner of Driver LP, Mr. Cooper may be deemed to be the beneficial owner of the shares owned by Driver LP. Mr. Cooper disclaims beneficial ownership of any shares owned by Driver LP except to the extent of his pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships with Related Transactions

The Corporation’s Corporate Governance Guidelines require the Board to conduct an appropriate review of all related party transactions for potential conflict of interest situations. Related party transactions are those required to be disclosed pursuant to Item 404 of Regulation S-K. The Board fulfills the requirement to review related party transactions in conjunction with the Audit Committee, which is comprised entirely of independent directors. The Governance and Nominating Committee is charged with the responsibility of reviewing and assessing the adequacy of and compliance with the Corporation’s Corporate Governance Guidelines and recommending any proposed changes to the Board for approval.

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, executive officers, principal stockholders of the Corporation and their associates. Such transactions, including borrowings and loan commitments, are made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and, in the opinion of management, do not involve more than a normal risk of collectability nor do they present other unfavorable features.

Certain directors are officers, directors, partners or stockholders of companies or partnerships which, or associates of which, may have been customers of the Bank in the ordinary course of business during 2024 and up to the present time. Additional transactions of this type may occur in the future. All such transactions were effected on substantially the same terms as comparable transactions with other persons.

Independence of the Board of Directors

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The consolidated financial statements of the Corporation for the year ended December 31, 2024 were audited by Crowe LLP (“Crowe”). The Audit Committee has appointed Crowe as the Corporation’s independent registered public accounting firm to audit the Corporation’s consolidated financial statements for the year ending December 31, 2025.

Audit Fees

Crowe’s fees for audit services for 2024 and 2023 were $598,000 and $520,000, respectively. Audit services include the following: (1) professional services rendered for the audit of the Corporation’s annual consolidated financial statements; (2) reviews of the consolidated financial statements included in the Corporation’s Quarterly Reports on Form 10-Q; (3) a reading of the Corporation’s Annual Report on Form 10-K; and (4) rendering an opinion on the effectiveness of the Corporation’s internal control over financial reporting.

Audit Related Fees

Audit related fees, as described in Item 9(e)(2) of Schedule 14A of the SEC’s Proxy Rules, are fees billed to the Corporation by its Independent Registered Public Accounting Firm (“Independent Auditors”) for assurance and related services that are reasonably related to the performance of the audit or review of the Corporation’s consolidated financial statements and are not audit fees as described in the previous paragraph. In 2024, audit related fees were $26,000. In 2023, Crowe did not bill the Corporation for any audit related fees.

Tax Fees

There were no tax fees paid to Crowe in 2024 and 2023.

All Other Fees

In neither of the last two fiscal years was the Corporation billed by Crowe for any fees other than those described above under the captions “Audit Fees,” “Audit Related Fees” and “Tax Fees.”

Audit Committee Approval of Audit Related, Tax and Other Fees

There were no Audit Related, Tax or other fees billed by or paid to Crowe in 2024 and 2023.

Engagement of Independent Auditors to Perform Audit Services and Non-Audit Services

On an annual basis, and in accordance with the terms of written engagement letters, the Audit Committee has engaged the Corporation’s Independent Auditors to perform audit services as previously defined.

In addition, from time to time the Audit Committee has engaged the Corporation’s Independent Auditors to perform non-audit services such as providing tax advice and performing tax compliance work. The Audit Committee will not engage the Independent Auditors to perform any non-audit service or pre-approve any non-audit service that could impair, in fact or appearance, the independence of the Independent Auditors. In addition, the Audit Committee will not pre-approve any non-audit service if such pre-approval constitutes delegation to management of the Audit Committee’s responsibilities under the 1934 Act.

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
10.5

Employment Agreement between Registrant and Janet T. Verneuille, the First Amendment and the Second Amendment thereto (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed August 9, 2019, Exhibit 10.13 of Registrant’s Form 8-K filed February 18, 2022 and Exhibit 10.6 of Registrant’s Form 10-K filed March 8, 2024)

10.6

Employment Agreement between Registrant and Christopher J. Hilton, the First Amendment and the Second Amendment thereto (incorporated by reference to Exhibit 10.9 of Registrant's Form 10-K filed March 15, 2019, Exhibit 10.13 of Registrant's Form 8-K filed February 18, 2022and Exhibit 10.8 of Registrant’s Form 10-K filed March 8, 2024)

10.7

Employment Agreement between Registrant and Susanne Pheffer, and the First Amendment thereto (incorporated by reference to Exhibits 10.10 of Registrants Form 10-K filed March 12, 2021and Exhibit 10.13 of Registrant's Form 8-K filed February 18, 2022)

10.8	Employment Agreement between Registrant and Michael J. Spolarich, and the First Amendment thereto (incorporated by reference to Exhibits 10.8 and 10.9 of Registrants Form 10-K filed March 9, 2023)
10.9

Cooperation Agreement by and among Registrant, Driver Opportunity Partners I LP, Driver Management Company LLC and J. Abbott R. Cooper (incorporated by reference to Exhibit 10.1 of Registrant’s 8-K filed on January 9, 2023)

19.1	Insider Trading Policy
19.2	Insider Trading Policy Addendum
21	Subsidiary information included in Part 1, “Business” of this Form 10-K
23	Consent of Crowe LLP, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350
97	Clawback Policy
101

The following materials from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Changes in Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: March 12, 2025	By /s/ CHRISTOPHER BECKER
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

Signatures	Titles	Date

/s/ WALTER C. TEAGLE III	Non‑executive Chairman of the Board	March 12, 2025
Walter C. Teagle III

/s/ CHRISTOPHER BECKER	Director	March 12, 2025
Christopher Becker

/s/ PAUL T. CANARICK	Director	March 12, 2025
Paul T. Canarick

/s/ J. ABBOTT R. COOPER	Director	March 12, 2025
J. Abbott R. Cooper

/s/ JOHN J. DESMOND	Director	March 12, 2025
John J. Desmond

/s/ EDWARD J. HAYE	Director	March 12, 2025
Edward J. Haye

/s/ LOUISA M. IVES	Director	March 12, 2025
Louisa M. Ives

/s/ PETER QUICK	Director	March 12, 2025
Peter Quick

/s/ DENISE STRAIN	Director	March 12, 2025
Denise Strain

/s/ MILBREY RENNIE TAYLOR	Director	March 12, 2025
Milbrey Rennie Taylor

/s/ ERIC J. TVETER	Director	March 12, 2025
Eric J. Tveter