Form 10-Q
period 2025-03-31
FIRST OF LONG ISLAND CORP
filed 2025-05-01
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Broadhollow Road, Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

As of April 30, 2025, the registrant had 22,679,517 shares of common stock, $0.10 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(dollars in thousands)	2025	2024
Assets:
Cash and cash equivalents	$67,555	$38,330
Investment securities available-for-sale, at fair value	615,350	624,779

Loans:
Commercial and industrial	134,095	136,732
Secured by real estate:
Commercial mortgages	1,929,881	1,963,107
Residential mortgages	1,065,380	1,084,090
Home equity lines	33,452	36,468
Consumer and other	1,126	1,210
	3,163,934	3,221,607
Allowance for credit losses	(28,308)	(28,331)
	3,135,626	3,193,276
Restricted stock, at cost	24,329	27,712
Bank premises and equipment, net	28,411	29,135
Right-of-use asset - operating leases	18,358	18,951
Bank-owned life insurance	117,471	117,075
Pension plan assets, net	11,693	11,806
Deferred income tax benefit	35,022	36,192
Other assets	22,491	22,080
	$4,076,306	$4,119,336
Liabilities:
Deposits:
Checking	$1,072,766	$1,074,671
Savings, NOW and money market	1,587,030	1,574,160
Time	635,789	616,027
	3,295,585	3,264,858
Overnight advances	—	—
Other borrowings	360,000	435,000
Operating lease liability	20,348	21,964
Accrued expenses and other liabilities	17,533	18,648
	3,693,466	3,740,470
Stockholders' Equity:
Common stock, par value $0.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 22,635,724 and 22,595,349 shares	2,264	2,260
Surplus	79,866	79,731
Retained earnings	353,043	354,051
	435,173	436,042
Accumulated other comprehensive loss, net of tax	(52,333)	(57,176)
	382,840	378,866
	$4,076,306	$4,119,336

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2025	2024
Interest and dividend income:
Loans	$33,785	$33,543
Investment securities:
Taxable	5,374	6,993
Nontaxable	956	960
	40,115	41,496
Interest expense:
Savings, NOW and money market deposits	10,318	10,083
Time deposits	6,403	6,977
Overnight advances	71	263
Other borrowings	4,501	6,012
	21,293	23,335
Net interest income	18,822	18,161
Provision for credit losses	168	—
Net interest income after provision for credit losses	18,654	18,161

Noninterest income:
Bank-owned life insurance	912	840
Service charges on deposit accounts	829	880
Net loss on sales of securities	—	—
Other	976	1,054
	2,717	2,774
Noninterest expense:
Salaries and employee benefits	9,711	9,974
Occupancy and equipment	3,233	3,214
Merger expenses	230	—
Other	3,954	3,018
	17,128	16,206
Income before income taxes	4,243	4,729

Income tax expense	487	294
Net income	$3,756	$4,435

Weighted average:
Common shares	22,625,117	22,520,568
Dilutive restricted stock units	86,270	73,827
Dilutive weighted average common shares	22,711,387	22,594,395

Earnings per share:
Basic	$0.17	$0.20
Diluted	0.17	0.20

Cash dividends declared per share	0.21	0.21

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Net income	$3,756	$4,435
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities	6,921	(1,789)
Change in funded status of pension plan	118	200
Other comprehensive income (loss) before income taxes	7,039	(1,589)
Income tax expense (benefit)	2,196	(397)
Other comprehensive income (loss)	4,843	(1,192)
Comprehensive income	$8,599	$3,243

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31, 2025
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2025	22,595,349	$2,260	$79,731	$354,051	$(57,176)	$378,866
Net income				3,756		3,756
Other comprehensive income					4,843	4,843
Shares withheld upon the vesting and conversion of RSUs	(22,761)	(2)	(291)			(293)
Common stock issued under stock compensation plans	50,519	5	9			14
Common stock issued under dividend reinvestment and stock purchase plan	12,617	1	142			143
Stock-based compensation expense			275			275
Cash dividends declared				(4,764)		(4,764)
Balance, March 31, 2025	22,635,724	$2,264	$79,866	$353,043	$(52,333)	$382,840

	Three Months Ended March 31, 2024
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2024	22,590,942	$2,259	$79,728	$355,887	$(57,728)	$380,146
Net income				4,435		4,435
Other comprehensive loss					(1,192)	(1,192)
Repurchase of common stock	(167,526)	(17)	(2,003)			(2,020)
Shares withheld upon the vesting and conversion of RSUs	(19,530)	(2)	(250)			(252)
Common stock issued under stock compensation plans	46,926	5	9			14
Common stock issued under dividend reinvestment and stock purchase plan	27,116	3	305			308
Stock-based compensation expense			401			401
Cash dividends declared				(4,717)		(4,717)
Balance, March 31, 2024	22,477,928	$2,248	$78,190	$355,605	$(58,920)	$377,123

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash Flows From Operating Activities:
Net income	$3,756	$4,435
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	168	—
(Credit) provision for deferred income taxes	(1,026)	(744)
Depreciation and amortization of premises and equipment	758	769
Amortization of right-of-use asset - operating leases	593	656
Premium amortization on investment securities, net	623	494
Stock-based compensation expense	275	401
Accretion of cash surrender value on bank-owned life insurance	(912)	(840)
Pension expense	231	306
Decrease in other liabilities	(2,750)	(455)
Other increases in assets	(634)	(3,945)
Net cash provided by operating activities	1,082	1,077
Cash Flows From Investing Activities:
Available-for-sale securities:
Proceeds from maturities and redemptions	16,889	16,542
Purchases	(1,162)	(60)
Net decrease in loans	57,482	10,833
Net decrease in restricted stock	3,383	1,315
Purchases of premises and equipment, net	(34)	(312)
Proceeds from death benefit of bank-owned life insurance	753	—
Net cash provided by investing activities	77,311	28,318
Cash Flows From Financing Activities:
Net increase in deposits	30,727	55,521
Net decrease in overnight advances	—	(70,000)
Proceeds from other borrowings	—	100,000
Repayment of other borrowings	(75,000)	(57,500)
Proceeds from issuance of common stock, net of shares withheld	(150)	56
Repurchase of common stock	—	(2,020)
Cash dividends paid	(4,745)	(9,461)
Net cash (used in) provided by financing activities	(49,168)	16,596
Net increase in cash and cash equivalents	29,225	45,991
Cash and cash equivalents, beginning of year	38,330	60,887
Cash and cash equivalents, end of period	$67,555	$106,878
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$23,156	$22,263
Income taxes	26	414
Operating cash flows from operating leases	1,783	871
Noncash investing and financing activities:
Cash dividends payable	4,754	—

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1 - BASIS OF PRESENTATION

The accounting and reporting policies of The First of Long Island Corporation (“Corporation”) reflect banking industry practice and conform to generally accepted accounting principles (“GAAP”) in the United States.

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, The First National Bank of Long Island (“Bank”). The Bank has one wholly owned subsidiary: FNY Service Corp., an investment company. The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust. The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.” All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024.

The consolidated financial information included herein as of and for the periods ended March 31, 2025 and 2024 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2024 consolidated balance sheet was derived from the Corporation's  December 31, 2024 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

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

2 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income (loss) (“OCI”). OCI includes revenues, expenses, gains and losses that under GAAP are included in comprehensive income but excluded from net income. OCI for the Corporation consists of net unrealized holding gains or losses on available-for-sale (“AFS”) securities and changes in the funded status of the Bank’s defined benefit pension plan, all net of related income taxes. Accumulated OCI is recognized as a separate component of stockholders’ equity.

The following table sets forth the components of accumulated OCI, net of tax.

		Current
	Balance	Period	Balance
(in thousands)	12/31/2024	Change	3/31/2025
Unrealized holding loss on available-for-sale securities	$(50,842)	$4,761	$(46,081)
Unrealized actuarial loss on pension plan	(6,334)	82	(6,252)
Accumulated other comprehensive loss, net of tax	$(57,176)	$4,843	$(52,333)

The components of OCI and the related tax effects are as follows:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Change in net unrealized holding gains or losses on available-for-sale securities:
Change arising during the period	$6,921	$(1,789)
Tax effect	2,160	(459)
	4,761	(1,330)
Change in funded status of pension plan:
Amortization of net actuarial loss included in pension expense (1)	118	200
Tax effect	36	62
	82	138
Other comprehensive income (loss)	$4,843	$(1,192)

(1)

Represents the amortization of net actuarial loss relating to the Corporation’s defined benefit pension plan. This item is a component of net periodic pension cost and is included in the consolidated statements of income in the line item “Other noninterest income.”

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s AFS investment securities at the dates indicated.

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
State and municipals	$151,123	$9	$(17,573)	$133,559
Pass-through mortgage securities	156,532	31	(25,368)	131,195
Collateralized mortgage obligations	159,799	853	(19,365)	141,287
SBA agency obligations	95,216	250	(1,022)	94,444
Corporate bonds	119,000	—	(4,135)	114,865
	$681,670	$1,143	$(67,463)	$615,350

	December 31, 2024
State and municipals	$151,909	$8	$(16,374)	$135,543
Pass-through mortgage securities	158,789	8	(29,357)	129,440
Collateralized mortgage obligations	166,014	595	(21,550)	145,059
SBA agency obligations	102,308	262	(1,143)	101,427
Corporate bonds	119,000	—	(5,690)	113,310
	$698,020	$873	$(74,114)	$624,779

The Bank did not have any securities classified as held-to-maturity at March 31, 2025 and December 31, 2024.

Small Business Administration (“SBA”) agency obligations are floating rate, government guaranteed securities backed by $72.9 million of commercial mortgages and $21.5 million of equipment finance loans at March 31, 2025.

At March 31, 2025 and December 31, 2024, investment securities with a carrying value of $295.7 million and $259.8 million, respectively, were pledged as collateral to secure public deposits.

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at March 31, 2025 and December 31, 2024.

There was no allowance for credit losses associated with the investment securities portfolio at March 31, 2025 or December 31, 2024.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses at the dates indicated presented by the length of time the securities have been in a continuous unrealized loss position.

	March 31, 2025
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$14,051	$(441)	$116,155	$(17,132)	$130,206	$(17,573)
Pass-through mortgage securities	7,639	(47)	120,123	(25,321)	127,762	(25,368)
Collateralized mortgage obligations	—	—	92,361	(19,365)	92,361	(19,365)
SBA agency obligations	—	—	77,636	(1,022)	77,636	(1,022)
Corporate bonds	—	—	114,865	(4,135)	114,865	(4,135)
Total temporarily impaired	$21,690	$(488)	$521,140	$(66,975)	$542,830	$(67,463)

	December 31, 2024
State and municipals	$14,719	$(318)	$117,168	$(16,056)	$131,887	$(16,374)
Pass-through mortgage securities	9,364	(179)	119,191	(29,178)	128,555	(29,357)
Collateralized mortgage obligations	3,726	(33)	92,366	(21,517)	96,092	(21,550)
SBA agency obligations	—	—	83,439	(1,143)	83,439	(1,143)
Corporate bonds	—	—	113,310	(5,690)	113,310	(5,690)
Total temporarily impaired	$27,809	$(530)	$525,474	$(73,584)	$553,283	$(74,114)

Following is a discussion of unrealized losses by type of security, none of which are considered impaired at March 31, 2025.

State and Municipals

At March 31, 2025, approximately $130.2 million of state and municipal bonds had an unrealized loss of $17.6 million. Substantially all the state and municipal bonds are considered high investment grade and rated Aa2/AA- or higher. The unrealized loss is primarily attributable to changes in interest rates and illiquidity and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities, nor is it likely that it will be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Pass-through Mortgage Securities

At March 31, 2025, pass-through mortgage securities of approximately $127.8 million had an unrealized loss of $25.4 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities, nor is it likely that it will be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Collateralized Mortgage Obligations

At March 31, 2025, collateralized mortgage obligations of approximately $92.4 million had an unrealized loss of $19.4 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities, nor is it likely that it will be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

SBA Agency Obligations

At March 31, 2025, SBA agency obligations of approximately $77.6 million had an unrealized loss of $1.0 million. These securities were issued by the SBA, a U.S. government agency and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuer continues to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities, nor is it likely that it will be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Corporate Bonds

At March 31, 2025, approximately $114.9 million of corporate bonds had an unrealized loss of $4.1 million. The corporate bonds represent senior unsecured debt obligations of six of the largest U.S. based financial institutions, including JPMorgan Chase, Bank of America, Citigroup, Goldman Sachs, Morgan Stanley and Wells Fargo. Each of the corporate bonds has a stated maturity of ten years and matures in 2028. The bonds reprice quarterly based on the ten year constant maturity swap rate.

Each of the financial institutions is considered upper medium investment grade and rated A3 or higher. The unrealized loss is attributable to changes in credit spreads and interest rates and the illiquid nature of the securities. The Bank does not have the intent to sell these securities, nor is it likely that it will be required to sell the securities before their anticipated recovery. Each of these financial institutions has diversified revenue streams, is well capitalized and continues to make timely interest payments. Management evaluates the quarterly financial statements of each company to determine if full payment of principal and interest is in doubt and does not believe there is any impairment at March 31, 2025.

Sales of AFS Securities. There were no sales of AFS securities during the three months ended March 31, 2025 and 2024.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities and corporate bonds at March 31, 2025 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage and asset-backed securities, consisting of pass-through mortgage securities, collateralized mortgage obligations and SBA agency obligations. Although these securities are expected to have substantial periodic repayments, they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Within one year	$793	$790
After 1 through 5 years	141,318	136,111
After 5 through 10 years	40,235	36,259
After 10 years	87,777	75,264
Mortgage and asset-backed securities	411,547	366,926
	$681,670	$615,350

4 - LOANS

The following table sets forth the loans outstanding by class of loans at the dates indicated.

(in thousands)	March 31, 2025	December 31, 2024
Commercial and industrial	$134,095	$136,732
Commercial mortgages:
Multifamily	840,726	848,558
Other	841,829	851,277
Owner-occupied	247,326	263,272
Residential mortgages:
Closed end	1,065,380	1,084,090
Revolving home equity	33,452	36,468
Consumer and other	1,126	1,210
	$3,163,934	$3,221,607

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

Chargeoffs and deterioration in current and forecasted economic conditions, including adjustments for economic uncertainty, were the main drivers of the provision recorded in the first quarter of 2025, partially offset by declines in loan portfolio balances, historical loss rates and allowances on individually evaluated loans.

The following tables present the activity in the ACL for the periods indicated.

	Balance at			Provision (Credit) for	Balance at
(in thousands)	1/1/2025	Chargeoffs	Recoveries	Credit Losses	3/31/2025
Commercial and industrial	$1,365	$(348)	$179	$207	$1,403
Commercial mortgages:
Multifamily	8,734	—	—	(143)	8,591
Other	7,597	—	—	(4)	7,593
Owner-occupied	3,243	—	—	(156)	3,087
Residential mortgages:
Closed end	7,107	(22)	—	269	7,354
Revolving home equity	269	—	—	(5)	264
Consumer and other	16	—	—	—	16
	$28,331	$(370)	$179	$168	$28,308

	Balance at			Provision (Credit) for	Balance at
(in thousands)	1/1/2024	Chargeoffs	Recoveries	Credit Losses	3/31/2024
Commercial and industrial	$2,030	$(664)	$7	$2	$1,375
Commercial mortgages:
Multifamily	6,817	—	—	1,297	8,114
Other	7,850	—	—	(311)	7,539
Owner-occupied	3,104	—	—	(102)	3,002
Residential mortgages:
Closed end	8,838	—	—	(857)	7,981
Revolving home equity	339	—	—	(30)	309
Consumer and other	14	—	—	1	15
	$28,992	$(664)	$7	$—	$28,335

Aging of Loans. The following tables present the aging of loans past due and loans on nonaccrual status by class of loans.

	March 31, 2025
	Past Due			Nonaccrual
(in thousands)	30-59 Days	60-89 Days	90 Days or More and Still Accruing	With an Allowance for Credit Loss	With No Allowance for Credit Loss	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
Commercial and industrial	$—	$—	$—	$—	$—	$—	$134,095	$134,095
Commercial mortgages:
Multifamily	6,798	—	—	1,184	—	7,982	832,744	840,726
Other	—	—	—	—	—	—	841,829	841,829
Owner-occupied	95	—	—	—	—	95	247,231	247,326
Residential mortgages:
Closed end	559	—	—	—	2,326	2,885	1,062,495	1,065,380
Revolving home equity	—	—	—	—	—	—	33,452	33,452
Consumer and other	—	—	—	—	—	—	1,126	1,126
	$7,452	$—	$—	$1,184	$2,326	$10,962	$3,152,972	$3,163,934

	December 31, 2024
Commercial and industrial	$174	$96	$—	$—	$—	$270	$136,462	$136,732
Commercial mortgages:
Multifamily	—	—	—	1,190	—	1,190	847,368	848,558
Other	—	—	—	—	—	—	851,277	851,277
Owner-occupied	—	—	—	—	—	—	263,272	263,272
Residential mortgages:
Closed end	—	—	—	—	2,039	2,039	1,082,051	1,084,090
Revolving home equity	—	—	—	—	—	—	36,468	36,468
Consumer and other	—	—	—	—	—	—	1,210	1,210
	$174	$96	$—	$1,190	$2,039	$3,499	$3,218,108	$3,221,607

At March 31, 2025, past due loans increased $7.2 million from year-end 2024. The increase was primarily due to one multifamily loan with an amortized cost of $6.8 million. This loan is included in the column “Past Due - 30-59 Days” in the March 31, 2025 table above.

At March 31, 2025 and December 31, 2024, there was one residential real estate loan for which formal foreclosure proceedings are in process with an amortized cost of $844,000. This loan is included in the column "Nonaccrual - With No Allowance for Credit Loss" in the tables above. The Bank did not hold any foreclosed residential real estate property at  March 31, 2025 and December 31, 2024.

Accrued interest receivable from loans totaled $10.8 million and $10.7 million at  March 31, 2025 and December 31, 2024, respectively, and is included in the line item “Other assets” on the consolidated balance sheets.

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

	March 31, 2025
	Term Loans by Origination Year						Revolving
(in thousands)	2025	2024	2023	2022	2021	Prior	Loans (1)	Total
Commercial and industrial:
Risk rating:
Pass	$6,431	$52,334	$16,123	$21,369	$10,072	$14,137	$6,869	$127,335
Watch	—	2,925	409	—	2,727	—	—	6,061
Special Mention	—	—	—	196	—	—	—	196
Substandard	—	—	503	—	—	—	—	503
Doubtful	—	—	—	—	—	—	—	—
	$6,431	$55,259	$17,035	$21,565	$12,799	$14,137	$6,869	$134,095

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$(348)	$(348)

Commercial mortgages – multifamily:
Risk rating:
Pass	$—	$30,063	$41,395	$179,808	$165,203	$412,083	$125	$828,677
Watch	—	—	—	—	—	—	—	—
Special Mention	—	4,067	—	6,798	—	—	—	10,865
Substandard	—	—	—	—	—	1,184	—	1,184
Doubtful	—	—	—	—	—	—	—	—
	$—	$34,130	$41,395	$186,606	$165,203	$413,267	$125	$840,726

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgages – other:
Risk rating:
Pass	$4,230	$76,709	$66,463	$191,070	$212,468	$270,491	$22	$821,453
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	5,844	—	5,844
Substandard	—	—	—	—	—	14,532	—	14,532
Doubtful	—	—	—	—	—	—	—	—
	$4,230	$76,709	$66,463	$191,070	$212,468	$290,867	$22	$841,829

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgages – owner-occupied:
Risk rating:
Pass	$—	$33,964	$21,742	$47,752	$43,458	$89,022	$2,290	$238,228
Watch	—	—	238	—	4,817	—	—	5,055
Special Mention	—	—	—	3,191	852	—	—	4,043
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$33,964	$21,980	$50,943	$49,127	$89,022	$2,290	$247,326

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2025
	Term Loans by Origination Year						Revolving
(in thousands)	2025	2024	2023	2022	2021	Prior	Loans (1)	Total
Residential mortgages (2):
Risk rating:
Pass	$—	$6,163	$26,120	$184,727	$153,766	$691,638	$33,452	$1,095,866
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,908	—	2,908
Doubtful	—	—	—	—	—	—	—	—
	$—	$6,163	$26,120	$184,727	$153,766	$694,546	$33,452	$1,098,774

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$(22)	$—	$(22)

Consumer and other:
Risk rating:
Pass	$—	$—	$34	$133	$—	$100	$810	$1,077
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not Rated	—	—	—	—	—	—	49	49
	$—	$—	$34	$133	$—	$100	$859	$1,126

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Total Loans	$10,661	$206,225	$173,027	$635,044	$593,363	$1,501,939	$43,617	$3,163,876
Total gross chargeoffs	$—	$—	$—	$—	$—	$(22)	$(348)	$(370)

(1)	Includes revolving lines converted to term of $4.3 million of commercial and industrial, $1.0 million of owner-occupied commercial mortgage and $6.9 million of residential home equity.
(2)

Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes an adjustment of $58,000 related to basis adjustments for loans in the closed portfolio under the portfolio layer method at March 31, 2025. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See "Note 7 - Derivatives" for more information on the fair value hedge.

5 - STOCK-BASED COMPENSATION

The following table presents a summary of restricted stock units (“RSUs”) outstanding at March 31, 2025 and changes during the three month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2025	196,170	$12.53
Converted	(49,365)	14.96
Outstanding at March 31, 2025	146,805	$11.71	0.98	$1,813

As of March 31, 2025, there was $867,000 of unrecognized compensation cost related to non-vested RSUs. The total cost is expected to be recognized over a weighted-average period of 1.7 years.

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

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2025:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$133,559	$—	$133,443	$116
Pass-through mortgage securities	131,195	—	131,195	—
Collateralized mortgage obligations	141,287	—	141,287	—
SBA agency obligations	94,444	—	94,444	—
Corporate bonds	114,865	—	114,865	—
	615,350	—	615,234	116
Derivative - interest rate swaps	873	—	873	—
	$616,223	$—	$616,107	$116

Financial Liabilities:
Derivative - interest rate swaps	$574	$—	$574	$—

December 31, 2024:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$135,543	$—	$135,407	$136
Pass-through mortgage securities	129,440	—	129,440	—
Collateralized mortgage obligations	145,059	—	145,059	—
SBA agency obligations	101,427	—	101,427	—
Corporate bonds	113,310	—	113,310	—
	624,779	—	624,643	136
Derivative - interest rate swaps	1,274	—	1,274	—
	$626,053	$—	$625,917	$136

Financial Liabilities:
Derivative - interest rate swaps	$395	$—	$395	$—

State and municipal AFS securities measured using Level 3 inputs. The Bank held three non-rated bond anticipation notes with a book value of $116,000 at March 31, 2025. These bonds have a one year maturity and are issued by local municipalities that are customers of the Bank. Due to the short duration of the bonds, book value approximates fair value at March 31, 2025.

There were no assets measured at fair value on a nonrecurring basis at March 31, 2025 and  December 31, 2024.

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

		Fair Value Measurements Using:
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2025:
Financial Assets:
Cash and cash equivalents	$67,555	$67,555	$67,555	$—	$—
Loans, net	3,135,626	2,900,997	—	—	2,900,997
Restricted stock	24,329	n/a	n/a	n/a	n/a
Accrued interest receivable	13,303	13,303	—	2,514	10,789

Financial Liabilities:
Checking deposits	1,072,766	1,072,766	1,072,766	—	—
Savings, NOW and money market deposits	1,587,030	1,587,030	1,587,030	—	—
Time deposits	635,789	634,364	—	634,364	—
Overnight advances	—	—	—	—	—
Other borrowings	360,000	360,382	—	360,382	—
Accrued interest payable	5,810	5,810	—	5,810	—

December 31, 2024:
Financial Assets:
Cash and cash equivalents	$38,330	$38,330	$38,330	$—	$—
Loans, net	3,193,276	2,947,587	—	—	2,947,587
Restricted stock	27,712	n/a	n/a	n/a	n/a
Accrued interest receivable	13,407	13,407	—	2,701	10,706

Financial Liabilities:
Checking deposits	1,074,671	1,074,671	1,074,671	—	—
Savings, NOW and money market deposits	1,574,160	1,574,160	1,574,160	—	—
Time deposits	616,027	614,245	—	614,245	—
Overnight advances	—	—	—	—	—
Other borrowings	435,000	434,492	—	434,492	—
Accrued interest payable	7,672	7,672	—	7,672	—

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

Fair Value Hedge. On March 16, 2023, the Bank entered into a three year interest rate swap with a notional amount totaling $300 million which was designated as a fair value hedge of certain fixed rate residential mortgages. The Bank pays a fixed rate of 3.82% and receives a floating rate based on the secured overnight financing rate (“SOFR”) for the life of the agreement without an exchange of the underlying notional amount. The hedge was determined to be effective during the quarter ended  March 31, 2025 and the Corporation expects the hedge to remain effective during the remaining term of the swap. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in interest income.

The following table summarizes information about the interest rate swap designated as a fair value hedge.

March 31,
2025
Notional amount	$300 million
Fixed pay rate	3.82%
Overnight SOFR receive rate	4.41%
Maturity	0.96 years

The following table presents the amount recorded on the balance sheet related to cumulative basis adjustments for the fair value hedge as of the periods indicated.

	March 31,	December 31,
(in thousands)	2025	2024
Loans - Residential Mortgages:
Carrying amount of the hedged asset (1)	$436,422	$440,755
Fair value hedging adjustment included in the carrying amount of the hedged asset	58	(525)

(1)

This amount represents the amortized cost basis of the closed loan portfolio used to designate the hedging relationship in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedge period. At March 31, 2025, the amortized cost basis of the closed portfolio used in this hedging relationship was $436.4 million. The cumulative basis adjustment associated with this hedging relationship was $58,000 and the amount of the designated hedged item was $299,000.

During the first quarter of 2025, the Bank recorded a $356,000 credit from the swap transaction as a component of interest income in the consolidated statements of income.

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

	March 31, 2025
		Notional	Fair Value	Fair Value
(in thousands)	Positions	Amount	Asset	Liabilities
Derivatives not designated as hedging instruments included in other assets / other liabilities:
Interest rate swap with borrower	3	$36,373	$574	$—
Interest rate swap with offsetting counterparty	3	$36,373	$—	$574

	December 31, 2024
Derivatives not designated as hedging instruments included in other assets / other liabilities:
Interest rate swap with borrower	3	$36,523	$395	$—
Interest rate swap with offsetting counterparty	3	$36,523	$—	$395

The Bank did not record any back-to-back swap fee income during the first quarter of 2025.

8 – BUSINESS COMBINATIONS

Proposed Merger with ConnectOne Bancorp, Inc. On September 4, 2024, the Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConnectOne Bancorp, Inc., a New Jersey corporation (“ConnectOne”), pursuant to which the companies will combine in an all-stock transaction. Under the terms of the Merger Agreement, the Corporation will merge into ConnectOne, with ConnectOne as the surviving corporation (the "merger"), and the Bank will merge into ConnectOne Bank, with ConnectOne Bank as the surviving institution (the “bank merger” and, together with the merger, the “transaction”). Upon closing of the transaction, the Corporation's shareholders will receive 0.5175 shares of ConnectOne common stock for each share of the Corporation's common stock (the “merger consideration”). The Corporation held a special meeting of shareholders on February 14, 2025 at which time the Corporation's shareholders approved the Merger Agreement and the transactions contemplated thereunder. The merger remains subject to the receipt of certain regulatory approvals and the satisfaction of other customary closing conditions. The Corporation anticipates the transaction will close in the second quarter of 2025.

The foregoing description of the proposed merger and the Merger Agreement is not complete and is qualified in its entirety by reference to the full text of the Merger Agreement.

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

10 – SEGMENT INFORMATION

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

11 – IMPACT OF ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

The pronouncements discussed in this section are not intended to be an all-inclusive list, but rather only those pronouncements that could potentially have an impact on the Corporation’s financial position, results of operations or disclosures.

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which includes amendments that further enhance income tax disclosures, primarily through disaggregation of specific rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied prospectively or retrospectively. Other than the new disclosure requirements, ASU 2023-09 will not have an impact on the Corporation's consolidated financial statements.

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

Overview

Net income and diluted earnings per share for the quarter ended March 31, 2025  were  $3.8  million and $0.17 , respectively, compared to  $4.4  million and $0.20 , respectively, for the comparable quarter in 2024 . The principal drivers of the change in earnings were an increase in net interest income of  $661,000 , which was more than offset by an increase in the provision for credit losses of  $168,000 , an increase in noninterest expense of  $922,000 ,  and an increase in income tax expense of  $193,000 . The quarter produced a return on average assets ("ROA") of  0.37% , return on average equity ("ROE") of  3.98% , and a net interest margin of  1.91% .

Net interest income increased when comparing the first quarters of  2025  and  2024  primarily due to a decrease in interest expense of  $2.0 million which was partially offset by a  $1.4 million decrease in interest income. The decrease in interest expense results from a combination of a  16  basis points ("bps") decrease in the  cost of interest-bearing liabilities and a decrease in average interest-bearing liabilities of $92.9 million. The decrease in interest income resulted from interest-earning assets decreasing by $156.6 million offset by the yield on interest-earning assets increasing two  bps.

In the first quarter of  2025 , the Bank recorded a provision for credit losses of  $168,000 . The Bank did not record a provision in the first quarter of 2024 . The ACL remained relatively flat when compared to year-end 2024 largely due to declines in historical loss rates and loan balances which were offset by an increase due to deterioration in current and forecasted economic conditions, including adjustments for economic uncertainty. The Bank’s ACL to total loans (reserve coverage ratio) ticked up one basis point to   0.89%  at  March 31, 2025  as compared to  0.88%  at December 31, 2024 . Past due loans and nonaccrual loans were  $7.5  million and $3.5  million, respectively, at  March 31, 2025 . Overall, the credit quality of the loan and investment portfolios remains strong.

Noninterest income decreased $57,000 when comparing the first quarters of 2025 and 2024 mainly due to 2024 nonrecurring items of $114,000 in real estate tax refunds, $60,000 in bank-owned life insurance (“BOLI”) benefit payments, $50,000 in joint marketing fees and an additional one-time service charge cycle related to the Bank's core system conversion, which were partially offset by increases of $96,000 in merchant card service fees and $72,000 in BOLI accretion.

Noninterest expense increased $922,000 for the first quarter of 2025, as compared to the first quarter of 2024. The change in noninterest expense is mainly attributable to the current year's expenses related to the pending merger. Noninterest expense increased due to merger expenses of $230,000, merger related system conversion expenses of $468,000, debit card chargeoffs of $243,000 and higher legal fees, partially offset by a 2.6% year-over-year decrease in salaries and employee benefits. The decrease in salaries and employee benefits was due to a decrease in full time equivalent employees, primarily the result of branch closings in 2024.

Income tax expense increased $193,000 due to an increase in the effective tax rate (income tax expense as a percentage of pre-tax book income) from 6.2% in the first quarter of 2024 to 11.5% in the first quarter of 2025. The increase in the effective tax rate was mainly due to a decrease in the percentage of pre-tax income derived from the Bank’s REIT, increasing the state and local income tax due.

Liquidity. Total average deposits declined by $51.9 million when comparing the first quarters of 2025 and 2024. At March 31, 2025, other borrowings were down $75.0 million from year-end 2024. At March 31, 2025, the Bank had $653.3 million in collateralized borrowing lines with the Federal Home Loan Bank ("FHLB") of New York and the Federal Reserve Bank ("FRB"), a $20.0 million unsecured line of credit with a correspondent bank and $204.8 million in unencumbered securities. There were no overnight advances at March 31, 2025 or December 31, 2024. In total, $878.1 million in liquidity was available at March 31, 2025. Uninsured deposits were 49.5% of total deposits at March 31, 2025.

Capital. The Corporation’s capital position remains strong with a leverage ratio of approximately 10.29% at March 31, 2025. Book value per share was $16.91 at March 31, 2025, versus $16.77 at December 31, 2024. The Bank declared its quarterly cash dividend of $0.21 per share during the quarter. There were no share repurchases during the quarter.

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

	Three Months Ended March 31,
	2025			2024
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$28,537	$313	4.45%	$55,117	$751	5.48%
Investment securities:
Taxable	568,162	5,061	3.56	638,857	6,242	3.91
Nontaxable (1)	151,745	1,210	3.19	153,417	1,215	3.17
Loans	3,185,771	33,785	4.24	3,243,445	33,543	4.14
Total interest-earning assets	3,934,215	40,369	4.10	4,090,836	41,751	4.08
Allowance for credit losses	(28,399)			(28,947)
Net interest-earning assets	3,905,816			4,061,889
Cash and due from banks	28,197			31,703
Premises and equipment, net	28,912			31,257
Other assets	130,528			120,884
	$4,093,453			$4,245,733
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,572,109	10,318	2.66	$1,534,081	10,083	2.64
Time deposits	612,730	6,403	4.24	643,854	6,977	4.36
Total interest-bearing deposits	2,184,839	16,721	3.10	2,177,935	17,060	3.15
Overnight advances	6,322	71	4.55	18,846	263	5.61
Other borrowings	416,944	4,501	4.38	504,258	6,012	4.80
Total interest-bearing liabilities	2,608,105	21,293	3.31	2,701,039	23,335	3.47
Checking deposits	1,067,804			1,126,593
Other liabilities	35,260			40,014
	3,711,169			3,867,646
Stockholders' equity	382,284			378,087
	$4,093,453			$4,245,733

Net interest income (1)		$19,076			$18,416
Net interest spread (1)			0.79%			0.61%
Net interest margin (1)			1.91%			1.79%

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

	Three Months Ended March 31,
	2025 Versus 2024
	Increase (decrease) due to changes in:
			Net
(in thousands)	Volume	Rate	Change
Interest Income:
Interest-earning bank balances	$(313)	$(125)	$(438)
Investment securities:
Taxable	(653)	(528)	(1,181)
Nontaxable	(13)	8	(5)
Loans	(581)	823	242
Total interest income	(1,560)	178	(1,382)
Interest Expense:
Savings, NOW & money market deposits	235	—	235
Time deposits	(352)	(222)	(574)
Overnight advances	(148)	(44)	(192)
Other borrowings	(991)	(520)	(1,511)
Total interest expense	(1,256)	(786)	(2,042)
Decrease in net interest income	$(304)	$964	$660

Net Interest Income

Net interest income on a tax-equivalent basis for the three months ended March 31, 2025 was $19.1 million, an increase of $660,000, or 3.6%, from the same period of 2024. Net interest income increased when comparing the first quarters of 2025 and 2024 primarily due to a decrease in interest expense of $2.0 million which was partially offset by a $1.4 million decrease in interest income. The decrease in interest expense resulted from a combination of a 16 bps decrease in the cost of interest-bearing liabilities and a decrease in average interest-bearing liabilities of $92.9 million. The decrease in interest income resulted from interest-earning assets decreasing by $156.6 million offset by the yield on interest-earning assets increasing two bps. Net interest margin for the first quarter of 2025 was 1.91% compared to 1.79% for the same period of 2024.

Noninterest Income

Noninterest income includes BOLI, service charges on deposit accounts, gain or losses on sales of securities and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income decreased $57,000, or 2.1%, when comparing the first quarters of 2025 and 2024 mainly due to 2024 nonrecurring items of $114,000 in real estate tax refunds, $60,000 in BOLI benefit payments, $50,000 in joint marketing fees and an additional one-time service charge cycle related to the Bank's core system conversion, which were partially offset by increases of $96,000 in merchant card service fees and $72,000 in BOLI accretion.

Noninterest Expense

Noninterest expense is comprised of salaries and employee benefits, occupancy and equipment expense, merger expenses and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense increased  $922,000 , or 5.7% , for the first quarter of 2025 , as compared to the first quarter of 2024 . The change in noninterest expense is mainly attributable to the current year's expenses related to the pending merger. Noninterest expense increased due to merger expenses of $230,000, merger related system conversion expenses of $468,000, debit card chargeoffs of $243,000 and higher legal fees, partially offset by a 2.6% year-over-year decrease in salaries and employee benefits. The decrease in salaries and employee benefits was due to a decrease in full time equivalent employees, primarily the result of branch closings in 2024.

Income Taxes

Income tax expense increased $193,000 due to an increase in the effective tax rate from 6.2% in the first quarter of 2024 to 11.5% in the first quarter of 2025. The increase in the effective tax rate is mainly due to a decrease in the percentage of pre-tax income derived from the Bank’s REIT, increasing the state and local income tax due.

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

Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current conditions and reasonable and supportable forecasts. In doing so, management considers a variety of Q-factors and then subjectively determines the weight to assign to each in estimating losses. The factors include: (1) changes in lending policies and procedures; (2) experience, ability and depth of lending staff; (3) trends in average loan growth and concentrations; (4) changes in the quality of the loan review function; (5) delinquencies; (6) environmental risks; (7) current and forecasted economic conditions as judged by things such as unemployment levels and GDP; (8) changes in the value of underlying collateral as judged by things such as median home prices and forecasted vacancy rates in the Bank’s service area; (9) rent regulation status of multifamily properties; and (10) direction and magnitude of risks in the portfolio. The Bank’s ACL allocable to its loan pools results primarily from these Q-factor adjustments to historical loss experience with the largest sensitivity of the ACL arising from loan growth, loan concentrations and economic forecasts of unemployment, GDP and vacancies. At March 31, 2025, the ACL was composed approximately 84% of Q-factors, 15% of historical losses and 1% reserves on individually evaluated loans. Because of the nature of the Q-factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect lifetime losses in the portfolio.

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

	March 31,	December 31,
(in thousands)	2025	2024
Loans including modifications to borrowers experiencing financial difficulty:
Modified and performing according to their modified terms	$419	$421
Past due 30 through 89 days	7,452	270
Past due 90 days or more and still accruing	—	—
Nonaccrual	3,510	3,229
	11,381	3,920
Other real estate owned	—	—
	$11,381	$3,920

The disclosure of other potential problem loans can be found in “Note 4 – Loans” to the Corporation’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

At March 31, 2025, commercial mortgages comprised $1.9 billion, or 61%, of total loans outstanding, with an average loan size of $2.4 million, a weighted average current loan-to-value (“LTV”) based on the most recent appraisal which may not be reflective of current values of 50.1% and a weighted average of the most recent debt service coverage ratio (“DSCR”) of 2.16x. Multifamily loans made up 44% of the commercial real estate portfolio, amounting to $840.7 million at March 31, 2025. Multifamily loans had an average loan size of $2.3 million, a weighted average current LTV based on the most recent appraisal which may not be reflective of current values of 50.0%, a weighted average of the most recent DSCR of 1.93x and 53.9% were majority rent regulated.

Allowance and Provision for Credit Losses

The ACL is established through provisions for credit losses charged against income. When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged off against the ACL, and subsequent recoveries, if any, are credited to the ACL.

The ACL remained stable at $28.3 million, or 0.89% of total loans, at March 31, 2025, compared to 0.88% of total loans at December 31, 2024. During the first quarter of 2025, the Bank had loan chargeoffs of $370,000, recoveries of $179,000 and recorded a provision for credit loss of $168,000. The ACL remained relatively flat when compared to year-end 2024 largely due to declines in historical loss rates and loan balances which were offset by an increase due to deterioration in current and forecasted economic conditions, including adjustments for economic uncertainty. During the first quarter of 2024, the Bank had loan chargeoffs of $664,000 and recoveries of $7,000. The Bank did not record a provision in the first quarter of 2024 as increases in Q-factors assessed to multifamily loans were offset by reductions in loan balances, reserves on individually evaluated loans and other Q-factors pertaining to home prices and concentrations of credit.

The ACL is an amount that management currently believes will be adequate to absorb expected lifetime losses in the Bank’s loan portfolio. As more fully discussed in “Critical Accounting Policies and Estimates,” the process for estimating credit losses and determining the ACL as of any balance sheet date is subjective in nature and requires material estimates and judgements. Actual results could differ significantly from those estimates. Other detailed information on the Bank’s loan portfolio and ACL can be found in “Note 4 – Loans” to the Corporation’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

The amount of future chargeoffs and provisions for credit losses will be affected by economic conditions on Long Island and in the boroughs of NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 96% of the Bank’s total loans outstanding at March 31, 2025. The majority of these loans are collateralized by properties located on Long Island and in the boroughs of NYC. While business activity in the New York metropolitan area has improved, inflation, increasing interest rates and government regulation pose economic challenges and may result in higher chargeoffs and provisions.

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

The Corporation’s cash and cash equivalent position at March 31, 2025 was  $67.6  million versus  $38.3 million at December 31, 2024 . The increase occurred primarily because cash provided by paydowns or repayments of securities and loans, deposit inflows and proceeds from operations exceeded cash used to repay deposits and borrowings, purchase securities, originate loans and pay cash dividends.

Securities decreased  $9.4 million during the first quarter of  2025 , from $624.8  million at year-end  2024 to  $615.4 million at March 31, 2025 . The decrease was primarily attributable to  $16.9  million in paydowns and maturities, partially offset by a decrease in the unrealized loss of $6.9  million.

The Bank’s securities portfolio comprised 15% of total assets at March 31, 2025 and had a duration of approximately 3.6 years. Approximately 34% of the portfolio was comprised of floating rate assets, including $94.4  million of SBA agency obligations with a current yield of 4.70% that reprice quarterly based on the prime rate and $114.9  million of floating rate corporate bonds with a current yield of approximately 4.38% that reprice quarterly based on the ten year constant maturity swap rate.

Government agency fixed rate mortgage-backed securities, including collateralized mortgage obligations, were $272.5  million and comprised 44.3%  of the investment portfolio at March 31, 2025 . This portfolio had a current yield of 2.48%. The Bank expects approximately $62.0 million of cash inflows from the investment securities portfolio over the next twelve months. The remaining 22% of the portfolio is invested in tax exempt municipal bonds that currently yield 3.18% on a tax adjusted basis.

The $3.2 billion loan portfolio was comprised of $1.9 billion of commercial mortgages, $1.1 billion of residential mortgages and $134.1 million of commercial and industrial loans. Approximately $725.2 million, or 22.9%, will reprice by March 31, 2026, of which $300.0 million is related to the three-year interest rate swap transaction previously discussed. The Bank expects an additional $284.9 million, or 9.0%, of the loan portfolio to reprice from approximately 3.57% to 6.73% from March 31, 2026 to March 31, 2027 based on current rates. We expect approximately $353.8 million of cash inflows from the mortgage loan portfolio over the next twelve months.

Total deposits remained relatively flat at $3.3 billion during the first quarter of 2025, as compared to year-end 2024. Savings, NOW and money market deposits increased $12.9 million, or 0.8%, and time deposits increased $19.8 million, or 3.2% Noninterest-bearing checking deposits remained flat at $1.1 billion, or 32.6% of total deposits. Brokered time deposits increased $25.0 million during the first quarter of 2025, totaling $200.0 million, or 6.1%, of total deposits. Brokered time deposits had a weighted average cost of 4.65% and an average maturity of approximately 6 months, of which $68.5 million, or 34%, will mature in the second quarter of 2025 with an average cost of 4.79%. Reciprocal deposits under the Insured Cash Sweep program were $10.2 million at March 31, 2025.

There were no overnight advances at March 31, 2025 and December 31, 2024. Other borrowings decreased $75.0 million, or 17.2%, due to maturities during the first quarter of 2025, to $360.0 million at March 31, 2025. These maturities had a weighted average rate of 4.51%. Other borrowings at March 31, 2025 had a weighted average cost of 4.36% and an average maturity of 12 months.

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

The Bank is a member of the FRB of New York and the FHLB of New York and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB of New York and FHLB of New York. In addition, the Bank can purchase overnight federal funds under its existing line. However, the Bank’s FRB of New York membership, FHLB of New York membership and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on the amount of unencumbered eligible securities and loans that the Bank can use as collateral, the collateral margins required by the lenders, and percentage caps on borrowing capacity based on total assets. The Bank’s borrowing capacity may be adjusted by the FRB of New York or the FHLB of New York and may take into account factors such as the Bank’s tangible common equity ratio, collateral margins required by the lender or other factors. A possible future downgrade of securities and loans pledged as collateral could also impact the amount of available funding. Regulatory or strategic changes affecting the access to and availability of funding from the FHLB and FRB could adversely impact the Bank's liquidity.

The Bank had  $653.3  million available in collateralized borrowing lines with the FHLB of New York and the FRB of New York at March 31, 2025 , as well as a $20.0 million unsecured line of credit with a correspondent bank. We also had $204.8 million in unencumbered securities. In total, we had approximately $878.1 million of available liquidity, compared to an aggregate of uninsured and uncollateralized deposits of approximately $1.1 million. Uninsured and uncollateralized deposits represented 32.7% of total deposits.

Capital

Stockholders’ equity was $382.8  million at March 31, 2025 versus $378.9  million at December 31, 2024 . The increase was mainly due to net income of  $3.8 million and a decrease in the unrealized after-tax loss on the Bank’s AFS investment securities of $4.8  million, which were partially offset by cash dividends declared of  $4.8 million .

The Corporation’s ROA and ROE for the first quarter of  2025 were  0.37%  and  3.98% , respectively, compared to  0.42% and  4.72% , respectively, for the  2024 period. Book value per share was  $16.91 at March 31, 2025 , compared to  $16.77 at year-end 2024 . Based on the Corporation’s market value per share at March 31, 2025 of $12.35 , the dividend yield is 6.8% .

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

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The leverage ratios of the Corporation and the Bank at March 31, 2025 were 10.29% and 10.28%, respectively, and satisfies the well capitalized ratio requirements under the Prompt Corrective Action statutes.

The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The stock repurchase program does not obligate the Corporation to purchase shares and there is no guarantee as to the exact number of shares that may be repurchased pursuant to this program, which is subject to market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity and other factors deemed appropriate. No shares were repurchased in the first quarter of 2025 and we do not expect to utilize the remainder of this authorization as the Merger Agreement prohibits us from engaging in additional share repurchases without the consent of ConnectOne.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows: (1) a calculation of the Corporation’s EVE at March 31, 2025 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions; and (2) an estimate of net interest income for the year ending  March 31, 2026 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that is intended to reflect a static balance sheet. In addition, in calculating EVE, cash flows for nonmaturity deposits are assumed to have an overall life of 5.6  years based on the current mix of such deposits and the most recently updated nonmaturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending March 31, 2026 and calculations of EVE at March 31, 2025 assuming rate changes of plus and minus 100, 200 and 300 bps. The rate change scenarios were selected based on the relative level of current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income; (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities; and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that is intended to reflect a static balance sheet. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at March 31, 2025		Year Ending March 31, 2026
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$385,050	-23.8%	$75,994	-10.0%
+ 200 basis point rate shock	421,972	-16.5%	78,723	-6.8%
+ 100 basis point rate shock	466,292	-7.8%	81,825	-3.1%
Base case (no rate change)	505,507	—	84,440	—
- 100 basis point rate shock	540,612	6.9%	86,720	2.7%
- 200 basis point rate shock	558,040	10.4%	87,872	4.1%
- 300 basis point rate shock	563,110	11.4%	88,226	4.5%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 bps could negatively impact the Bank’s net interest income for the year ended March 31, 2026 because the Bank might need to increase the rates paid on its nonmaturity deposits to remain competitive and any time deposits or borrowings that mature would reprice at a higher interest rate. In addition, the Bank’s securities portfolio, excluding corporate bonds and SBA agency obligations, and a large portion of its loan portfolio do not immediately reprice with changes in market rates. At March 31, 2025, approximately $934.5 million of the Bank's loans and securities, or 24.7% of total assets, reprice or mature within one year. An immediate decrease in interest rates of 100, 200 or 300 bps could positively impact the Bank’s net interest income for the same time period because the Bank would pay less for time deposits or borrowings that mature and reprice at a lower interest rate and would be able to reduce nonmaturity deposit rates while the downward repricing of its assets would lag. The positive impact on net interest income of an immediate decrease in interest rates is somewhat constrained because the decrease is assumed to occur uniformly across the inverted yield curve. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a material impact on the net interest income amounts shown for each scenario in the table.

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

Our forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates and the rate of inflation; changes in the shape of the yield curve; changes in deposit flows, and in the demand for deposit and loan products and other financial services; our ability to maintain liquidity, including the percentage of uninsured deposits in our portfolio; changes in real estate values; changes in the quality or composition of our loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; changes in domestic or international governmental policies, including the imposition of tariffs; and a variety of other matters which, by their nature, are subject to significant uncertainties. As the result of the proposed merger with ConnectOne, forward-looking statements are also subject to the following additional risks: expenses related to our proposed merger with ConnectOne, unexpected delays related to the merger, required regulatory approvals not being obtained or a failure to satisfy other customary closing conditions required to complete the merger. We provide greater detail regarding some of these factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, in Part I under “Item 1A. Risk Factors.” Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the Securities and Exchange Commission ("SEC") from time to time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Corporation and its subsidiaries are involved in various legal actions and claims arising in the normal course of its business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Corporation's financial condition and results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors, in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases. The Corporation's Board of Directors approved a $30 million common stock repurchase program that was announced on January 31, 2022, pursuant to which the Corporation is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The Corporation did not repurchase any shares in the first quarter of 2025 and we do not expect to utilize the remainder of this authorization as the Merger Agreement prohibits us from engaging in additional share repurchases without the consent of ConnectOne. See “Note 8 – Business Combination” to the Corporation’s consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

(c) Securities Trading Plan of Directors and Executive Officers

During the three months ended March 31, 2025, none of the directors or executive officers of the Corporation adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

ITEM 6. EXHIBITS

See Index of Exhibits that follows.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: May 1, 2025	By /s/ CHRISTOPHER BECKER
Christopher Becker, President & Chief Executive Officer
(principal executive officer)

By /s/ JANET T. VERNEUILLE
Janet T. Verneuille, Senior Executive Vice President,
Chief Financial Officer & Treasurer
(principal financial officer)